Form 10-Q
period 1999-06-30
GWL&A FINANCIAL INC
filed 1999-08-13
CIK 1070940

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                              OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                       For the transaction period from to

                        Commission file number 333-64473

                              GWL&A FINANCIAL INC.
             (Exact name of registrant as specified in its charter)

                               Delaware 84-1474245
         (State or other jurisdiction of incorporation or organization)
                     (I.R.S. Employer Identification Number)

             8515 East Orchard Road, Englewood, CO 80111 (Address of
                          principal executive offices)
                                   (Zip Code)

                                 [303] 689-4128
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X      No

As of June 30, 1999, 50,025 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

                                            - 2 -
                                TABLE OF CONTENTS



                                                                                         Page
                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Consolidated Statements of Income                                 3

                        Consolidated Balance Sheets                                       4

                        Consolidated Statements of Cash Flows                             6

                        Notes to Consolidated Financial Statements                        8

               Item 2   Management's Discussion and Analysis of Financial                 10
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                                 19

               Item 2   Changes to Securities and Use of Proceeds                         19

               Item 6   Exhibits and Reports on Form 8-K                                  20

               Signatures                                                                 20


PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

(Unaudited)
                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                          ----------------------------   ---------------------------
                                              1999           1998           1999           1998
                                          -------------   ------------   ------------   ------------
REVENUES:
  Premiums                             $     293,721   $     162,678  $     611,476  $     350,887
  Fee income                                 150,270         127,461        304,306        244,690
  Net investment income                      215,984         223,891        432,102        447,425
  Net realized gains (losses) on               2,117           5,342         (3,926)        19,315
investments
                                          -------------   ------------   ------------   ------------

                                             662,092         519,372      1,343,958      1,062,317
                                          -------------   ------------   ------------   ------------
BENEFITS AND EXPENSES:
  Life and other policy benefits             272,040         139,547        512,429        292,468
  Increase in reserves                       (12,726)         20,790         22,349         48,163
  Interest paid or credited to               115,676         122,207        225,641        246,995
contractholders
  Provision for policyholders' share
of
    earnings on participating business         1,193           1,390          2,645          3,359
  Dividends to policyholders                  11,787          14,305         33,680         34,125
                                          -------------   ------------   ------------   ------------

                                             387,970         298,239        796,744        625,110
                                          -------------   ------------   ------------   ------------
                                                                         ------------   ------------

  Commissions                                 45,299          29,354         90,333         56,836
  Operating expenses                         144,053         116,197        294,175        231,823
  Premium taxes                               10,734           7,645         17,872         13,184
                                          -------------   ------------   ------------   ------------

                                             588,056         451,435      1,199,124        926,953
                                          -------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                    74,036          67,937        144,834        135,364

PROVISION FOR INCOME TAXES:
   Current                                    25,884          29,349         41,738         41,289
   Deferred                                      484          (5,606)        10,018          3,746
                                          -------------   ------------   ------------   ------------

                                              26,368          23,743         51,756         45,035
                                          -------------   ------------   ------------   ------------

NET INCOME                             $      47,668   $      44,194  $      93,078  $      90,329
                                          =============   ============   ============   ============





See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                  June 30,       December 31,
ASSETS                                                              1999             1998
------
                                                                --------------   --------------
                                                                 (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost
       (fair value $2,243,060 and $2,298,936)                $     2,234,038  $     2,199,818
    Available-for-sale, at fair value
       (amortized cost $6,949,328 and $6,752,532)                  6,869,952        6,936,726
  Mortgage loans on real estate, net                               1,040,155        1,133,468
  Common stock                                                        48,144           48,640
  Real estate, net                                                    83,345           73,042
  Policy loans                                                     2,650,951        2,858,673
  Short-term investments, available-for-sale
       (cost approximates fair value)                                205,152          420,169
                                                                --------------   --------------

      Total Investments                                           13,131,737       13,670,536

Cash                                                                 149,214          176,369
Reinsurance receivable                                               179,909          192,958
Deferred policy acquisition costs                                    276,399          238,901
Investment income due and accrued                                    133,593          157,587
Other assets                                                         408,519          311,078
Premiums in course of collection                                     105,498           84,940
Deferred income taxes                                                231,269          191,483
Separate account assets                                           10,891,986       10,099,543
                                                                --------------   --------------




TOTAL ASSETS                                                 $    25,508,124  $    25,123,395
                                                                ==============   ==============




See notes to consolidated financial statements.          (Continued)

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                  June 30,       December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                1999             1998
------------------------------------
                                                                --------------   --------------
                                                                 (Unaudited)
POLICY BENEFIT LIABILITIES:

    Policy reserves                                          $    11,616,522  $    11,839,714
    Policy and contract claims                                       472,542          491,932
    Policyholders' funds                                             199,932          181,779
    Provision for policyholders' dividends                            68,941           69,530

GENERAL LIABILITIES:

    Due to Parent Corporation                                         42,265           52,877
    Repurchase agreements                                             82,985          244,258
    Commercial paper                                                  29,844           39,731
    Other liabilities                                                629,059          761,505
    Undistributed earnings on
      participating business                                         138,488          143,717
    Separate account liabilities                                  10,891,986       10,099,543
                                                                --------------   --------------

      Total Liabilities                                           24,172,564       23,924,586
                                                                --------------   --------------

Guaranteed preferred beneficial interests in the Company's
junior
subordinated debentures                                              175,000

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value,
       50,000,000 shares authorized:
            Series A, cumulative, 1,500 shares authorized;
liquidation
              value of $100,000 per share; none outstanding
            Series B, cumulative, 1,500 shares authorized;
liquidation
              value of $100,000 per share; none outstanding
            Series C, cumulative, 1,500 shares authorized;
              none outstanding
            Series D, cumulative, 1,500 shares authorized;
              none outstanding
            Series E, non-cumulative, 2,000,000 shares
authorized;
              liquidation value of $20.90; none outstanding
    Preferred stock, $0 par value; 500,000 shares
authorized;
       0 shares  issued and  outstanding  Common  stock,  $0 par value;  500,000 shares authorized;
       50,025 shares issued and outstanding                              250              250
    Additional paid-in capital                                       706,588          706,588
    Accumulated other comprehensive income                           (28,200)          61,560
    Retained earnings                                                481,922          430,411
                                                                --------------   --------------

      Total Stockholder's Equity                                   1,160,560        1,198,809
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $    25,508,124  $    25,123,395
                                                                ==============   ==============

See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

(Unaudited)
                                                                        Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      1999            1998
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                 $       93,078  $       90,329
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders                    2,642           3,359
       Amortization of investments                                     (6,703)         (3,001)
       Realized losses (gains) on disposal of investments
           and write-downs of mortgage loans and real estate            3,926         (19,315)
       Amortization                                                    17,752          28,717
       Deferred income taxes                                           10,018          11,125
    Changes in assets and liabilities:
        Policy benefit liabilities                                    409,073         172,304
        Reinsurance receivable                                         13,049         (20,061)
        Accrued interest and other receivables                          3,436           5,331
        Other, net                                                   (232,435)       (123,642)
                                                                  -------------   -------------
                 Net cash provided by operating activities            313,836         145,146
                                                                  -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity
                Maturities and redemptions                            325,750         214,104
             Available-for-sale
                Sales                                               2,009,783       4,197,431
                Maturities and redemptions                            434,630         584,264
        Mortgage loans                                                 94,307         117,099
        Real estate                                                     2,015          16,456
        Common stock                                                    6,842           1,983
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                        (352,190)       (193,416)
             Available-for-sale                                    (2,429,062)     (4,674,954)
        Mortgage loans                                                   (949)        (11,100)
        Real estate                                                   (14,351)         (2,323)
        Common stock                                                   (4,005)         (3,126)
                                                                  -------------   -------------
                 Net cash provided by investing activities             72,770         246,418
                                                                  -------------   -------------






          (Continued)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

(Unaudited)
                                                                         Six Months Ended
                                                                             June 30,
                                                                   -----------------------------
                                                                       1999            1998
                                                                   -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                        $     (365,423) $     (257,870)
   Net Parent Corporation borrowings (repayments)                      (10,612)         (2,993)
   Dividends paid                                                      (41,566)        (36,775)
   Net commercial paper borrowings (repayments)                         (9,887)          5,596
   Net repurchase agreements borrowings (repayments)                  (161,273)       (136,293)
   Issuance of junior subordinated debentures                          175,000
                                                                   -------------   -------------
              Net cash used in financing activities                   (413,761)       (428,335)
                                                                   -------------   -------------

NET INCREASE (DECREASE) IN CASH                                        (27,155)        (36,771)

CASH, BEGINNING OF YEAR                                                176,369         126,278
                                                                   -------------   -------------

CASH, END OF PERIOD                                             $      149,214  $       89,507
                                                                   =============   =============



See notes to consolidated financial statements.             (Concluded)

GWL&A FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands)
(Unaudited)

1.      BASIS OF PRESENTATION

        The consolidated financial statements and related notes of GWL&A Financial Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the Company's registration statement on Form S-3 (File No. 333-64473), effective April 28, 1999, which registration statement includes the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1998.

        Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. During the second quarter, the Financial Accounting Standards Board delayed the effective date of this Statement for one year, to fiscal years beginning after June 15, 2000. Earlier adoption is encouraged. The Company has not adopted this Statement as of June 30, 1999. Management has not determined the impact of the Statement on the Company's financial position or results of operations.

        In March 1998, the Accounting Standards Executive Committee of the AIPCA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which was adopted as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. During the quarter ended June 30, 1999, the Company capitalized $8,068 in internal use software costs related to the adoption of SOP 98-1.

3.      OTHER

        Great-West Life & Annuity Insurance Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                                        Three Months Ended             Six Months
                                                                          Ended
                                             June 30,                   June 30,
                                      ------------------------   ------------------------
 Operating Summary (Millions)            1999         1998          1999         1998
                                      -----------   ----------   -----------   ----------

 Premiums                           $      294   $        163 $       612   $        351
 Fee income                                 150           127         304            245
 Net investment income                      216           224         432            447
 Realized investment gains
   (losses)                                   2             5          (4)            19
                                      -----------   ----------   -----------   ----------
      Total revenues                        662           519       1,344          1,062

 Total benefits and expenses                588           451       1,199            927
 Income tax expense                          26            24          52             45
                                      ===========   ==========   ===========   ==========
      Net income                    $       48   $         44 $        93   $         90
                                      ===========   ==========   ===========   ==========

 Deposits for investment-type
   contracts                        $      169   $        264 $       275   $        455
 Deposits to separate accounts              695           575       1,365          1,109
 Self-funded premium
   equivalents                              788           591       1,506          1,126


                                                       June 30,           December 31,
 Balance Sheet (Millions)                                1999                 1998
                                                   -----------------    -----------------

 Investment assets                              $         13,132    $         13,671
 Separate account assets                                  10,892              10,100
 Total assets                                             25,508              25,123
 Total policy benefit liabilities                         12,358              12,583
 Long-term debt - due to
      Parent Corporation                                      35                  35
 Total shareholder's equity                     $          1,161    $          1,199

GENERAL

The following discussion addresses the financial condition of the Company as of June 30, 1999, compared with December 31, 1998, and its results of operations for the three and six months ended June 30, 1999, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's registration statement on Form S-3 (File No. 333-64473), effective April 28, 1999, to which the reader is directed for additional information.

CONSOLIDATED RESULTS

The Company's consolidated net income increased $4 million or 9% and $3 million or 3% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998. The increases reflect a decrease of $1 million and $2 million in the Financial Services segment for the second quarter and first six months of 1999, which resulted primarily from net realized investment losses in 1999 as compared to net realized investment gains in 1998. The Employee Benefits segment's net income increased $5 million in both the second quarter and first six months of 1999, which reflected improved morbidity gains being partially offset by net realized investment losses.

Total revenues increased $143 million or 28% and $282 million or 27% for the second quarter and for the first six months of 1999 when compared to the same periods of 1998. The growth in revenues for the second quarter and first six months of 1999 was comprised of increased premium income of $131 million and $261 million, increased fee income of $23 million and $59 million, decreased net investment income of $8 million and $15 million and decreased realized gains on investments of $3 million and $23 million.

The increased premium income in 1999 was comprised of growth in Employee Benefits premium income of $137 million and $270 million for the second quarter and first six months of 1999, offset by a decrease in Financial Services premium income of $6 million and $9 million for the second quarter and first six months of 1999. The growth in Employee Benefits primarily reflects premium income of $111 million and $222 million for the second quarter and first six months of 1999 derived from the acquisition of Anthem Health & Life Insurance Company ("AH&L") in July 1998.

The growth in fee income is also primarily in the Employee Benefits segment, where fee income derived from the acquisition of AH&L was $14 million and $30 million during the second quarter and first six months of 1999. The remaining increase was the result of new sales and increased fees on variable funds related to growth in equity markets.

The decrease in net investment income was the result of a combination of declining interest rates and a reduction in general account assets. The actual earned rate at June 30, 1999 was 6.93% compared to 7.25% at June 30, 1998.

Realized investment gains decreased $3 million during the second quarter of 1999 compared to the same period last year. Realized investment gains decreased from a realized investment gain of $19 million in the first six months of 1998 to a realized investment loss of $4 million in 1999. The rise in interest rates in 1999 resulted in losses on sales of fixed maturities totaling $9 million, while lower interest rates contributed to $21 million of fixed maturity gains in 1998. Increases (decreases) in the provision for asset losses of $(4.0) million and $.7 million were recognized for the first six months of 1999 and 1998, respectively.

Benefits and expenses increased $137 million or 30% and $272 million or 29% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998. The growth in benefits and expenses was primarily in the Employee Benefits segment, which increased $146 million and $299 million during the second quarter and first six months of 1999, of which $125 million and $259 million related to benefits and expenses generated by AH&L. The Financial Services segment was essentially flat with a decrease in benefits and expenses of $9 million and $27 million for the second quarter and first six months of 1999 when compared to the same periods last year.

Income tax expense increased $2 million or 8% and $7 million or 16% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998. The increase reflects higher pre-tax earnings for the first six months of 1999 and the use of net operating loss carryforwards related to the subsidiaries during 1998.

In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts, deposits to separate accounts and self-funded equivalents. Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

Deposits for investment-type contracts decreased $95 million or 36% and $180 million or 40% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998. This decrease is primarily attributable to the Financial Services segment, where decreases in deposits of Corporate Owned Life Insurance ("COLI") totaled $0 and $56 million for the second quarter and first six months of 1999 when compared to the same periods last year. Additionally, Bank Owned Life Insurance ("BOLI") deposits decreased, from $165 million and $230 million for the second quarter and first six months of 1998 to $40 million and $90 million for the second quarter and first six months of 1999.

Deposits for separate accounts increased $120 million or 21% and $256 million or 23% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998 in both segments due to a continuing movement toward variable funds and away from fixed options. During the second quarter of 1999, the Company began distributing a BOLI separate account product, resulting in $100 million in deposits during the second quarter.

Self-funded premium equivalents increased $197 million or 33% and $380 million or 34% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998. The increase was due to the acquisition of AH&L ($129 million and $211 million for second quarter and first six months of 1999), with the remainder coming from the growth in business in the remainder of the Employee Benefits segment.

Total assets increased $385 million or 2% when compared to the year ended December 31, 1998.

SEGMENT RESULTS

Employee Benefits

The following is a summary of certain financial data of the Employee Benefits segment:

                                       Three Months Ended             Six Months
                                                                         Ended
                                            June 30,                   June 30,
                                     ------------------------   ------------------------
 Operating Summary (Millions)           1999         1998          1999         1998
                                     -----------   ----------   -----------   ----------

 Premiums                          $      247   $        110 $       512   $        242
 Fee income                                127           110         261            212
 Net investment income                      20            21          39             43
 Realized investment gains
   (losses)                                  1                        (2)             2
                                     -----------   ----------   -----------   ----------
      Total revenues                       395           241         810            499

 Total benefits and expenses               353           206         729            430
 Income tax expense                         14            12          28             21
                                     ===========   ==========   ===========   ==========
      Net income                   $       28   $         23 $        53   $         48
                                     ===========   ==========   ===========   ==========

 Deposits for investment-type
   contracts                       $       18   $         10 $        18   $         15
 Deposits to separate accounts             431           398         925            789
 Self-funded premium
   equivalents                             788           591       1,506          1,126

Net income for Employee Benefits increased $5 million or 22% and $5 million or 10% for the second quarter and first six months of 1999 when compared to the second quarter and the first six months of 1998. The increase was primarily due to improved morbidity experience.

401(k) premiums and deposits increased 10% (from $428 million to $472 million) and 17% (from $842 million to $988 million) for the second quarter and first six months of 1999, as a result of higher recurring deposits from existing customers. Assets under administration (including third-party administration) in 401(k) increased 10% over the first six months of 1998, primarily due to strong equity markets. The number of contributing participants increased from 477,000 at December 31, 1998 to 497,000 at June 30, 1999.

Equivalent premium revenue and fee income for group life and health increased 44% (from $791 million to $1,140 million) and 45% (from $1,542 million to $2,234 million) from the second quarter and first six months of 1998, primarily due to the acquisition of AH&L.

Financial Services

The following is a summary of certain financial data of the Financial Services segment:

                                       Three Months Ended             Six Months
                                                                         Ended
                                            June 30,                   June 30,
                                     ------------------------   ------------------------
 Operating Summary (Millions)           1999         1998          1999         1998
                                     -----------   ----------   -----------   ----------

 Premiums                          $       47   $         53 $       100   $        109
 Fee income                                 23            17          43             33
 Net investment income                     196           203         393            404
 Realized investment gains
   (losses)                                  1             5          (2)            17
                                     -----------   ----------   -----------   ----------
      Total revenues                       267           278         534            563

 Total benefits and expenses               235           245         470            497
 Income tax expense                         12            12          24             24
                                     ===========   ==========   ===========   ==========
      Net income                   $       20   $         21 $        40   $         42
                                     ===========   ==========   ===========   ==========

 Deposits for investment-type
   contracts                       $      151   $        254 $       257   $        440
 Deposits to separate accounts             264           177         440            320

Net income for Financial Services decreased $1 million or 5% and $2 million or 5% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1999.

Savings

Savings equivalent premiums and deposits increased 2% (from $252 million to $257 million) and 6% (from $476 million to $503 million) for the second quarter and first six months of 1999, which reflects the continuing trend of policyholders selecting variable annuity options (separate accounts) as opposed to the more traditional fixed annuity products.

The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business, including separate accounts but excluding Guaranteed Investment Contracts, decreased 1% from December 31, 1998.

Customer demand for investment diversification continued to grow during 1999. New contributions to variable business represented 59% of the total deposits received in the first six months of 1999 compared to 58% for the first six months of 1998.

Customer participation in guaranteed separate accounts increased and assets under management for guaranteed separate account funds were $613 million at June 30, 1999 compared to $562 million at December 31, 1998.

Life Insurance

Individual life insurance revenue premiums and deposits of $227 million and $337 million for the second quarter and first six months of 1999 represented a decrease of $22 million or 9% and $90 million or 21% from the second quarter and first six months of 1998, which is primarily due to a decrease in deposits for COLI of $56 million for the first six months of 1999 and a decrease in deposits for BOLI of $25 million and $40 million for the second quarter and first six months of 1999.

GENERAL ACCOUNT INVESTMENTS

The Company's primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines are designed to ensure that even in changing market conditions, the Company's assets will meet the cash flow and income requirements of its liabilities. Through dynamic modeling, using state-of-the-art software to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

Fixed Maturities

Fixed maturity investments include public and privately placed corporate bonds, public and privately placed structured assets and government bonds. This latter category contains both asset-backed and mortgage-backed securities, including collateralized mortgage obligations ("CMOs"). The Company's strategy related to structured assets is to focus on those with lower volatility and minimal credit risk. The Company does not invest in higher risk CMOs such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

Private placement investments, which are primarily in the held-to-maturity category, are generally less marketable than publicly traded assets, yet they typically offer covenant protection which allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of rating agencies.

        The    distribution    of   the   fixed   maturity    portfolio    (both
available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                    June 30,            December 31,
                                                      1999                  1998
                                               -------------------    ------------------

AAA                                                   48.8%                 45.6%
AA                                                     8.8%                  9.4%
A                                                     20.7%                 23.8%
BBB                                                   21.2%                 20.7%
BB and Below (non-investment grade)                     .5%                  0.5%
                                               -------------------    ------------------
                  TOTAL                              100.0%                100.0%

        During the first six months of 1999, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $89 million.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have liquidity requirements that vary among the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Accident and health reserves, including long-term disability, consist of both short-term and long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments. Accident and health claim demands are stable and predictable but generally shorter term, requiring greater liquidity.

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $354 million and $596 million as of June 30, 1999 and December 31, 1998, respectively.

        Funds provided from premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The Company's capital resources represent funds available for long-term business commitments and primarily consist of retained earnings and proceeds from the issuance of commercial paper and equity securities. Capital resources provide protection for policyholders and the financial strength to support the underwriting of insurance risks, and allow for continued business growth. The amount of capital resources that may be needed is determined by the Company's senior management and Board of Directors, as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company's existing business.

The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $30 million and $40 million of commercial paper outstanding at June 30, 1999 and December 31, 1998. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

YEAR 2000 ISSUE

The Year 2000 ("Y2K") problem arises when a computer performing date-based computations or operations produces erroneous results due to the historical practice of using two digit years within computer hardware and software. This causes errors or misinterpretations of the century in date calculations. Virtually all businesses, including the Company, are required to determine the extent of their Y2K problems. Systems that have a Y2K problem must then be converted or replaced by systems that will operate correctly with respect to the year 2000 and beyond.

Great-West Life & Annuity Insurance Company ("GWL&A") provides all administrative services to the Company. GWL&A has a written plan that encompasses all computer hardware, software, networks, facilities (embedded systems), and telephone systems. The plan also includes provisions for identifying and verifying that major vendors and business partners are Y2K compliant. GWL&A is developing contingency plans to address the possibility of both internal and external failures as well. The plan calls for full Y2K compliance for core systems by June 30, 1999 and full Y2K compliance for all GWL&A systems by October 31, 1999.

GWL&A's plan establishes five phases for becoming Y2K compliant. Phase 1 is "impact analysis" which includes initial inventory and preliminary assessment of Y2K impact. Phase 2 is "solution planning" which includes system by system planning to outline the approach and timing for reaching compliance. Phase 3 is "conversion/renovation" which means the actual process of replacing or repairing non-compliant systems. Phase 4 is "testing" to ensure that the systems function correctly under a variety of different date scenarios including current dates, year 2000 and leap year dates. Phase 5 is "implementation" which means putting Y2K compliant systems back into production.

As of June 30, 1999, GWL&A is essentially Y2K ready (99% complete for all phases). Only five minor systems require additional work, and that work will be completed by October 1, 1999.

In addition to ensuring that GWL&A's own systems are Y2K compliant, GWL&A has identified third parties with which GWL&A has significant business relationships in order to assess the potential impact on GWL&A of the third parties' Y2K issues and plans. As of June 30, 1999, GWL&A had completed most of this assessment process. GWL&A will continue to investigate third party readiness and will conduct system testing with third parties throughout 1999. GWL&A does not have control over these third parties and cannot make any representations as to what extent GWL&A's and the Company's future operating results may be adversely affected by the failure of any third party to address successfully its own Y2K issues.

On the basis of currently available information, the expense incurred by GWL&A, including anticipated future expenses, related to the Y2K issue has not and is not expected to be material to GWL&A's financial condition or results of operations. GWL&A has spent approximately $12.5 million on its Y2K project through the end of June 30, 1999 and expects to spend up to approximately $15.3 million on its Y2K project. All of these funds will come from GWL&A's cash flow from operations. GWL&A has continued other scheduled non-Y2K information systems changes and upgrades. Although work on Y2K issues may have resulted in minor delays on the other projects, the delays are not expected to have a material adverse effect on GWL&A's or the Company's financial condition or results of operations.

The most reasonably likely worst case Y2K scenario is that GWL&A will experience isolated internal or third party computer failures and will be temporarily unable to process insurance and annuity benefit transactions. All of GWL&A's Y2K efforts have been designed to prevent such an occurrence. However, if GWL&A identifies internal or third party Y2K issues which cannot be timely corrected, there can be no assurance that GWL&A can avoid Y2K problems or that the cost of curing the problem will not be material.

In an effort to mitigate risks associated with Y2K failures, GWL&A is in the process of developing contingency plans to address core functions, including relations with third parties. It is GWL&A's expectation that contingency plans will address possible failures generated internally, by vendors or business partners, and by customers. Possible general approaches include manual processing, payments on an estimated basis and use of disaster recovery facilities.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES TO SECURITIES AND USE OF PROCEEDS

(d)     Use of Proceeds

Pursuant to a registration statement on Form S-3 (File Nos. 333-64473, 333-64473-01) and a registration statement on Form S-3 (Nos. 333-77405 and 333-77405-01) (the "Registration Statements") filed by the Company and a subsidiary trust, Great-West Life & Annuity Insurance Capital I (the "Trust"), which were declared effective by the Securities and Exchange Commission on April 28, 1999 and April 29, 1999, respectively, the Company and the Trust registered for sale (i) $175 million in aggregate liquidation amount of the Trust's 7.25% Subordinated Capital Income Securities (the "Capital Securities"), (ii) the Company's 7.25% Junior Subordinated Debentures due 2029 (the "Debentures") and
(iii) the guarantee of the Capital Securities by the Company for the benefit of the holders from time to time of the Capital Securities.

Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as the managing underwriters in connection with the offering of the Capital Securities (the "Offering"). The Capital Securities were offered at the aggregate price of $175 million. The Offering commenced on April 29, 1999 and was completed on May 4, 1999. All of the Capital Securities were sold in the Offering.

The expenses incurred by the Trust in connection with the Offering were paid by the Company. The Company estimates that, from the effective date of the Registration Statements to June 30, 1999, it incurred an aggregate of $6,316,803 in fees and expenses in connection with the Offering, as follows: (i) $5,397,500 in underwriters' compensation and (ii) $919,303 of miscellaneous other expenses.

The proceeds of $175 million from the Offering were invested by the Trust in the Debentures. The Company's net proceeds from the sale of the Debentures, after deducting the above-listed expenses of the Offering, were $168,683,197. These net proceeds were invested by the Company in a surplus note of GWL&A. The net proceeds will be used by GWL&A for general corporate purposes and have been invested in bonds with maturities equal to the maturity of the Subordinated Capital Income Securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Index to Exhibits

            Exhibit Number
                                             Title                     Page
            ----------------     -------------------------------   -------------

                  27             Financial Data Schedule                21

(b)     Reports on Form 8-K

GWL&A filed a Form 8-K on April 27, 1999, disclosing its second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GWL&A FINANCIAL INC.



DATE: August 12, 1999    BY: /s/     Glen R. Derback
                           -----------------------------------------------------
                         Glen R. Derback, Vice President and Controller
                         (Duly authorized officer and chief accounting officer)

Exhibit 27                                     Financial Data Schedule


GWL&A Financial Inc. as of and for the period ended June 30, 1999 (000s)
------------------------------------------------------------------------------------------------

Fixed Maturities Available-for-Sale                                                  6,869,952
Fixed Maturities Held-to-Maturity - Carrying Value                                   2,234,038
Fixed Maturities Held-to-Maturity - Market Value                                     2,243,060
Investment in Equity Securities                                                         48,144
Mortgage Loans on Real Estate
                                                                                    ------------
Total Investments                                                                   13,131,737

Cash and Cash Equivalents                                                              149,214
Reinsurance Recoverable on Paid Losses                                                 179,909
Deferred Policy Acquisition Costs                                                      276,399
                                                                                    ------------
Total Assets                                                                        25,508,124

Policy Liabilities - Future Benefits, Losses, Claims                                12,089,064
Policy Liabilities - Unearned Premiums
Policy Liabilities - Other Claims and Benefits
Other Policyholder Funds                                                               268,873
Notes Payable, Bonds, Mortgages, and Similar Debt                                       29,844
Preferred Stocks Mandatory Redemption
Preferred Stocks - Not Mandatory
Common Stock                                                                               250
Other Stockholder's Equity                                                           1,160,310
                                                                                    ------------
Total Liabilities and Stockholder's Equity                                          25,508,124

Premiums and Fee Income                                                                915,782
Net Investment Income                                                                  432,102
Realized Investment Gains and Losses                                                    (3,926)
Other Income
Benefits, Claims, Losses, and Settlement Expenses                                      796,744
Underwriting Acquisition and Insurance Expenses - Amortization of Deferred              15,839
Policy Acq. Costs
Underwriting Acquisition and Insurance Expense - Other                                 386,541
Income or Loss Before Income Taxes                                                     144,834
Income Tax Expense                                                                      51,756
Income/Loss Continuing Operations                                                       93,078
Discontinued Operations
Extraordinary Items
Cumulative Effect - Changes in Accounting Principles
Net Income or Loss                                                                      93,078
Earnings Per Share - Primary                                                            N/A
Earnings Per Share - Fully Diluted                                                      N/A

