Form 10-Q
period 1999-09-30
GWL&A FINANCIAL INC
filed 1999-11-15
CIK 1070940

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes          X      No

As of September 30, 1999, 50,025 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.


                                            - 2 -
                                TABLE OF CONTENTS



                                                                                         Page
                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Consolidated Statements of Income                                 3

                        Consolidated Balance Sheets                                       4

                        Consolidated Statements of Cash Flows                             6

                        Notes to Consolidated Financial Statements                        8

               Item 2   Management's Discussion and Analysis of Financial                 10
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                                 21

               Item 2   Changes to Securities and Use of Proceeds                         21

               Item 6   Exhibits and Reports on Form 8-K                                  21

               Signatures                                                                 21




PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

(Unaudited)
                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                          ----------------------------   ---------------------------
                                              1999           1998           1999           1998
                                          -------------   ------------   ------------   ------------
REVENUES:
  Premiums                             $     298,227   $     349,042  $     909,703  $     699,929
  Fee income                                 162,396         145,920        466,702        390,610
  Net investment income                      219,176         222,294        651,278        669,719
  Net realized gains (losses)
   on investments                              3,796          13,512           (130)        32,827
                                          -------------   ------------   ------------   ------------

                                             683,595         730,768      2,027,553      1,793,085
                                          -------------   ------------   ------------   ------------
BENEFITS AND EXPENSES:
  Life and other policy benefits             272,030         244,721        784,459        537,189
  Increase in reserves                        15,811          71,989         38,160        120,152
  Interest paid or credited to
   contractholders                           107,364         125,071        333,005        372,066
  Provision for policyholders' share
of
   earnings (losses) on participating
   business                                     (237)          1,953          2,408          5,312
                                          -------------   ------------   ------------   ------------
  Dividends to policyholders                  16,271          17,354         49,951         51,479
                                          -------------   ------------   ------------   ------------

                                             411,239         461,088      1,207,983      1,086,198
                                          -------------   ------------   ------------   ------------
                                                                         ------------   ------------

  Commissions                                 41,072          41,872        131,405         98,708
  Operating expenses                         148,367         141,448        442,542        373,271
  Premium taxes                                7,829          11,031         25,701         24,215
                                          -------------   ------------   ------------   ------------

                                             608,507         655,439      1,807,631      1,582,392
                                          -------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                    75,088          75,329        219,922        210,693

PROVISION FOR INCOME TAXES:
   Current                                    11,741          28,322         53,479         69,611
   Deferred                                   12,271          (2,148)        22,289          1,598
                                          -------------   ------------   ------------   ------------

                                              24,012          26,174         75,768         71,209
                                          -------------   ------------   ------------   ------------

NET INCOME                             $      51,076   $      49,155  $     144,154  $     139,484
                                          =============   ============   ============   ============





See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                September 30,    December 31,
ASSETS                                                              1999             1998
------
                                                                --------------   --------------
                                                                 (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost
       (fair value $2,312,845 and $2,298,936)                $     2,314,819  $     2,199,818
    Available-for-sale, at fair value
       (amortized cost $6,979,776 and $6,752,532)                  6,845,174        6,936,726
  Mortgage loans on real estate, net                                 995,274        1,133,468
  Common stock                                                        52,024           48,640
  Real estate, net                                                    93,663           73,042
  Policy loans                                                     2,634,991        2,858,673
  Short-term investments, available-for-sale
       (cost approximates fair value)                                186,584          420,169
                                                                --------------   --------------

      Total Investments                                           13,122,529       13,670,536

Cash                                                                 112,738          176,369
Reinsurance receivable                                               195,575          192,958
Deferred policy acquisition costs                                    290,913          238,901
Investment income due and accrued                                    139,007          157,587
Other assets                                                         381,572          311,078
Premiums in course of collection                                     130,457           84,940
Deferred income taxes                                                230,179          191,483
Separate account assets                                           10,760,763       10,099,543
                                                                --------------   --------------



TOTAL ASSETS                                                 $    25,363,733  $    25,123,395
                                                                ==============   ==============




See notes to consolidated financial statements.                (Continued)


GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                September 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                1999             1998
------------------------------------
                                                                --------------   --------------
                                                                 (Unaudited)
POLICY BENEFIT LIABILITIES:

    Policy reserves                                          $    11,611,617  $    11,839,714
    Policy and contract claims                                       469,158          491,932
    Policyholders' funds                                             181,922          181,779
    Provision for policyholders' dividends                            69,760           69,530

GENERAL LIABILITIES:

    Due to Parent Corporation                                         41,680           52,877
    Repurchase agreements                                             80,749          244,258
    Commercial paper                                                  54,702           39,731
    Other liabilities                                                607,067          761,505
    Undistributed earnings on
      participating business                                         131,206          143,717
    Separate account liabilities                                  10,760,763       10,099,543
                                                                --------------   --------------

      Total Liabilities                                           24,008,624       23,924,586
                                                                --------------   --------------

Guaranteed preferred beneficial interests in the Company's
junior
subordinated debentures                                              175,000

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value,
       50,000,000 shares authorized:
            Series A, cumulative, 1,500 shares authorized,
              none outstanding
            Series B, cumulative, 1,500 shares authorized,
              none outstanding
            Series C, cumulative, 1,500 shares authorized,
              none outstanding
            Series D, cumulative, 1,500 shares authorized,
              none outstanding
            Series E, non-cumulative, 2,000,000 shares
authorized,
              none outstanding
    Preferred stock, $0 par value, 500,000 shares
authorized,
       0 shares  issued and  outstanding  Common  stock,  $0 par value,  500,000 shares authorized,
       50,025 shares issued and outstanding                              250              250
    Additional paid-in capital                                       706,588          706,588
    Accumulated other comprehensive income (loss)                    (39,067)          61,560
    Retained earnings                                                512,338          430,411
                                                                --------------   --------------

      Total Stockholder's Equity                                   1,180,109        1,198,809
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $    25,363,733  $    25,123,395
                                                                ==============   ==============

See notes to consolidated financial statements.


GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
                                                                       Nine Months Ended
                                                                         September 30,
                                                                  -----------------------------
                                                                      1999            1998
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                 $      144,154  $      139,484
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders                    2,404           5,312
       Amortization of investments                                    (13,798)         (5,447)
       Realized losses (gains) on disposal of investments
           and write-downs of mortgage loans and real estate              130         (32,827)
       Amortization                                                    33,653          60,590
       Deferred income taxes                                           22,289          (9,035)
    Changes in assets and liabilities:
        Policy benefit liabilities                                    537,562         771,818
        Reinsurance receivable                                         (2,617)          4,669
        Accrued interest and other receivables                        (26,937)         25,742
        Other, net                                                   (249,075)       (353,675)
                                                                  -------------   -------------
                 Net cash provided by operating activities            447,765         606,631
                                                                  -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity
                Maturities and redemptions                            413,320         385,071
             Available-for-sale
                Sales                                               2,640,214       5,137,042
                Maturities and redemptions                            610,044         990,923
        Mortgage loans                                                142,473         168,777
        Real estate                                                     5,114          16,456
        Common stock                                                   12,598           3,183
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                        (515,776)       (471,514)
             Available-for-sale                                    (3,233,049)     (5,940,683)
        Mortgage loans                                                 (2,311)        (95,788)
        Real estate                                                   (28,256)         (3,075)
        Common stock                                                  (15,400)         (3,235)
                                                                  -------------   -------------
                 Net cash provided by investing activities             28,971         187,157
                                                                  -------------   -------------






                              (Continued)


GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                   -----------------------------
                                                                       1999            1998
                                                                   -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                        $     (493,405) $     (366,309)
   Net Parent Corporation borrowings (repayments)                      (11,197)         41,136
   Dividends paid                                                      (62,227)        (59,404)
   Net commercial paper borrowings (repayments)                         14,971          45,648
   Net repurchase agreements borrowings (repayments)                  (163,509)       (225,435)
   Issuance of junior subordinated debentures                          175,000
                                                                   -------------   -------------
              Net cash used in financing activities                   (540,367)       (564,364)
                                                                   -------------   -------------

NET INCREASE (DECREASE) IN CASH                                        (63,631)        229,424

CASH, BEGINNING OF YEAR                                                176,369         126,278
                                                                   -------------   -------------

CASH, END OF PERIOD                                             $      112,738  $      355,702
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

        Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

        In March 1998, the Accounting Standards Executive Committee of the AIPCA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which was adopted as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. During the nine months ended September 30, 1999, the Company capitalized $8,068 in internal use software costs related to the adoption of SOP 98-1.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                                           Three Months                Nine Months
                                               Ended                      Ended
                                           September 30,              September 30,
                                      ------------------------   ------------------------
 Operating Summary                       1999         1998          1999         1998
                                                    ----------
                                      -----------                -----------   ----------
 (Millions)

 Premiums                           $      298   $        349 $       910   $        700
 Fee income                                 162           146         466            390
 Net investment income                      219           222         651            670
 Realized investment gains
   (losses)                                   4            13           0             33
                                      -----------   ----------   -----------   ----------
      Total revenues                        683           730       2,027          1,793

 Total benefits and expenses                608           655       1,808          1,582
 Income tax expense                          24            26          75             71
                                      ===========   ==========   ===========   ==========
      Net income                    $       51   $         49 $       144   $        140
                                      ===========   ==========   ===========   ==========

 Deposits for investment-type
   contracts                        $      137   $        616 $       412   $      1,071
 Deposits to separate
   accounts                                 551           584       1,916          1,693
 Self-funded premium
   equivalents                              746           658       2,252          1,784


                                                    September 30,         December 31,
 Balance Sheet (Millions)                               1999                  1998
                                                  ------------------    -----------------

 Investment assets                             $         13,123     $         13,671
 Separate account assets                                 10,761               10,100
 Total assets                                            25,364               25,123
 Total policy benefit liabilities                        12,332               12,583
 Long-term debt - due to
      Parent Corporation                                     32                   35
 Guaranteed preferred beneficial
     interests in the Company's
     junior subordinated
     debentures                                             175
 Total stockholder's equity                    $          1,180     $          1,199


GENERAL

The following discussion addresses the financial condition of the Company as of September 30, 1999, compared with December 31, 1998, and its results of operations for the three and nine months ended September 30, 1999, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's registration statement on Form S-3 (File No. 333-64473), effective April 28, 1999, to which the reader is directed for additional information.

CONSOLIDATED RESULTS

The Company's consolidated net income increased $2 million or 4% and $4 million or 3% for the third quarter and nine months of 1999 when compared to the third quarter and nine months of 1998. The increases reflect an increase/(decrease) of $2 million and $(2) million in the Financial Services segment for the third quarter and nine months of 1999. The Employee Benefits segment's net income increased $6 million for the nine months of 1999, which reflected improved morbidity gains being partially offset by net realized investment losses.

Total revenues increased/(decreased) $(47) million or (6)% and $234 million or 13% for the third quarter and for the nine months of 1999 when compared to the same periods of 1998. The increase/(decrease) in revenues for the third quarter and nine months of 1999 was comprised of increased/(decreased) premium income of $(51) million and $210 million, increased fee income of $16 million and $76 million, decreased net investment income of $3 million and $19 million and decreased realized gains on investments of $9 million and $33 million.

The increased/(decreased) premium income in 1999 was comprised of growth in Employee Benefits premium income of $8 million and $278 million for the third quarter and nine months of 1999, offset by a decrease in Financial Services premium income of $59 million and $68 million for the third quarter and nine months of 1999. The growth in 1999 in Employee Benefits is related to its acquisition of Anthem Health & Life Insurance Company ("AH&L") in July 1998. The financial results of AH&L are included for the full nine months of 1999 versus only the period from acquisition in 1998. The majority of the growth in Employee Benefits in 1999 reflects increased premium income of $216 million derived from AH&L. The decrease in Financial Services premium is related to lower sales of Bank Owned Life Insurance ("BOLI").

The growth in fee income is also primarily in the Employee Benefits segment, where the increase in fee income derived from the acquisition of AH&L was $7 million and $38 million during the third quarter and nine months of 1999. The remaining increase was the result of new sales and increased fees on variable funds related to growth in equity markets.

The decrease in net investment income was the result of a combination of higher interest rates and a reduction in general account assets. The actual earned rate at September 30, 1999 was 6.93% compared to 7.17% at September 30, 1998.

Realized investment gains decreased $9 million and $33 million for the third quarter and nine months of 1999 compared to the same periods last year. The rise in interest rates in 1999 resulted in losses on sales of fixed maturities totaling $8 million, while lower interest rates contributed to $33 million of fixed maturity gains in 1998. Increases (decreases) in the provision for asset losses of $(6) million and $.6 million were recognized for the nine months of 1999 and 1998, respectively.

Benefits and expenses increased/(decreased) $(47) million or (7)% and $226 million or 14% for the third quarter and nine months of 1999 when compared to the third quarter and nine months of 1998. The increased/(decreased) benefits and expenses in 1999 were comprised of an increase in Employee Benefits benefits and expenses of $17 million and $316 million for the third quarter and nine months of 1999 was offset by a decrease in Financial Services benefits and expenses of $64 million and $90 million for the third quarter and nine months of 1999. The increase in Employee Benefits primarily reflects benefits and expenses of $255 million for the nine months of 1999 derived from the acquisition of AH&L in July 1998. The decrease in Financial Services represents a decrease in the change in policy reserves related to lower sales of BOLI.

Income tax expense increased/(decreased) $(2) million or (8)% and $4 million or 6% for the third quarter and nine months of 1999 when compared to the third quarter and nine months of 1998. The decrease of the third quarter is attributable to the tax deduction associated with the dividends received in the Company's separate accounts. The increase for the nine months reflects higher pre-tax earnings for the nine months of 1999 and the use of net operating loss carryforwards related to the subsidiaries during 1998.

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

Deposits for investment-type contracts decreased $479 million or 78% and $659 million or 62% for the third quarter and nine months of 1999 when compared to the third quarter and nine months of 1998. This decrease is primarily attributable to the Financial Services segment, and is primarily due to an indemnity reinsurance agreement with Great-West Life, whereby the Company reinsured by coinsurance certain Great-West Life individual non-participating life insurance policies during the third quarter of 1998. This transaction increased deposits in 1998 by $410 million. The additional decrease is due primarily to decreased deposits related to Bank Owned Life Insurance ("BOLI") sales ($100 million and $240 million for the third quarter and nine months of 1999 when compared to the same periods last year).

Deposits for separate accounts increased/(decreased) $(33) million or (6)% and $223 million or 13% for the third quarter and nine months of 1999 when compared to the third quarter and nine months of 1998. The increase for the nine months of 1999 is due to a continuing movement toward variable funds and away from fixed options. During the second quarter of 1999, the Company began distributing a BOLI separate account product, resulting in $100 million in deposits during the second quarter.

Self-funded premium equivalents increased $88 million or 13% and $468 million or 26% for the third quarter and nine months of 1999 when compared to the third quarter and nine months of 1998. The increase was due to the acquisition of AH&L ($115 million and $267 million for third quarter and nine months of 1999), with the additional growth for the nine months of 1999 coming from growth in business in the remainder of the Employee Benefits segment.

Total assets increased $241 million or 1% when compared to the year ended December 31, 1998.

SEGMENT RESULTS

Employee Benefits

The following is a summary of certain financial data of the Employee Benefits segment:

                                          Three Months                Nine Months
                                              Ended                      Ended
                                          September 30,              September 30,
                                     ------------------------   ------------------------
 Operating Summary (Millions)           1999         1998          1999         1998
                                     -----------   ----------   -----------   ----------

 Premiums                          $      266   $        258 $       778   $        500
 Fee income                                141           126         402            337
 Net investment income                      21            26          60             69
 Realized investment gains
   (losses)                                                3          (2)             6
                                     -----------   ----------   -----------   ----------
      Total revenues                       428           413       1,238            912

 Total benefits and expenses               389           372       1,118            802
 Income tax expense                         12            14          40             36
                                     ===========   ==========   ===========   ==========
      Net income                   $       27   $         27 $        80   $         74
                                     ===========   ==========   ===========   ==========

 Deposits for investment-type
   contracts                       $            $         29 $        18   $         44
 Deposits to separate
   accounts                                395           401       1,320          1,190
 Self-funded premium
   equivalents                             746           658       2,252          1,784

Net income for Employee Benefits increased $6 million or 8% for the nine months of 1999 when compared to the nine months of 1998. The increase was primarily due to improved morbidity experience offset somewhat by net realized investment losses.

401(k) premiums and deposits decreased 7% (from $449 million to $418 million) and increased 9% (from $1,291 million to $1,407 million) for the third quarter and nine months of 1999, as a result of higher recurring deposits from existing customers. Assets under administration (including third-party administration) in 401(k) increased 8% over the nine months of 1998, primarily due to strong equity markets. The number of contributing participants increased from 477,000 at December 31, 1998 to 512,000 at September 30, 1999.

Equivalent premium revenue and fee income for group life and health increased 11% (from $1,022 million to $1,130 million) and 31% (from $2,565 million to $3,364 million) from the third quarter and nine months of 1998, primarily due to the acquisition of AH&L.

Financial Services

The following is a summary of certain financial data of the Financial Services segment:

                                          Three Months                Nine Months
                                              Ended                      Ended
                                          September 30,              September 30,
                                     ------------------------   ------------------------
 Operating Summary (Millions)           1999         1998          1999         1998
                                     -----------   ----------   -----------   ----------

 Premiums                          $       32   $         91 $       132   $        200
 Fee income                                 21            20          64             53
 Net investment income                     198           196         591            601
 Realized investment gains
   (losses)                                  4            10           2             27
                                     -----------   ----------   -----------   ----------
      Total revenues                       255           317         789            881

 Total benefits and expenses               219           283         690            780
 Income tax expense                         12            12          35             35
                                     ===========   ==========   ===========   ==========
      Net income                   $       24   $         22 $        64   $         66
                                     ===========   ==========   ===========   ==========

 Deposits for investment-type
   Contracts                       $      137   $        587 $       394   $      1,027
 Deposits to separate
   Accounts                                156           183         596            503

Net income for Financial Services increased/(decreased) $2 million or 9% and $(2) million or (3)% for the third quarter and nine months of 1999 when compared to the third quarter and nine months of 1999. The reduction in realized gains in 1999 has been offset with increased investment margins and fee income on separate accounts.

Savings

Savings equivalent premiums and deposits decreased 13% (from $271 million to $236 million) and 1% (from $747 million to $739 million) for the third quarter and nine months of 1999. The in quarter decrease is related to separate account activity.

The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business, including separate accounts but excluding Guaranteed Investment Contracts, decreased 4% from December 31, 1998.

New contributions to variable business represented 59% of the total deposits received in the nine months of 1999 compared to 59% for the nine months of 1998.

Customer participation in guaranteed separate accounts increased and assets under management for guaranteed separate account funds were $628 million at September 30, 1999 compared to $562 million at December 31, 1998.

Life Insurance

Individual life insurance revenue premiums and deposits of $110 million and $446 million for the third quarter and nine months of 1999 represented a decrease of $500 million or 82% and $590 million or 57% from the third quarter and nine months of 1998, which is primarily due to a coinsurance agreement in the prior year, which resulted in increased deposits of $410 million. The additional decrease is due primarily to decreased deposits related to BOLI sales ($100 million and $240 million for the third quarter and nine months of 1999 when compared to the same periods last year).

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

        The    distribution    of   the   fixed   maturity    portfolio    (both
available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                     September 30,          December 31,
                                          1999                  1998
                                    ------------------    ------------------

AAA                                       48.2%                 45.6%
AA                                         8.8%                  9.4%
A                                         20.2%                 23.8%
BBB                                       22.4%                 20.7%
BB & Below (non-investment grade)          0.4%                  0.5%
                                    ------------------    ------------------
                  TOTAL                  100.0%                100.0%

        During the third quarter and nine months of 1999, net unrealized gains (losses) on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $12 million and $101 million, respectively.

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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $299 million and $596 million as of September 30, 1999 and December 31, 1998, respectively.

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

The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $55 million and $40 million of commercial paper outstanding at September 30, 1999 and December 31, 1998. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

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

The Company has a written plan that encompasses all computer hardware, software, networks, facilities (embedded systems) and telephone systems. The plan also includes provisions for identifying and verifying that major vendors and business partners are Y2K compliant. The Company is developing contingency plans to address the possibility of both internal and external failures as well. The plan calls for full Y2K compliance for core systems by June 30, 1999 and full Y2K compliance for all Company systems by October 31, 1999.

The Company's plan established five phases for becoming Y2K ready. Phase 1 is "impact analysis" which includes initial inventory and preliminary assessment of Y2K impact. Phase 2 is "solution planning" which includes system by system planning to outline the approach and timing for reaching compliance. Phase 3 is "conversion/renovation" which means the actual process of replacing or repairing non-ready systems. Phase 4 is "testing" to ensure that the systems function correctly under a variety of different date scenarios including current dates, year 2000 and leap year dates. Phase 5 is "implementation" which means putting Y2K ready systems back into production.

As of September 30, 1999, we believe that the Company is Y2K ready.

In addition to ensuring that the Company's own systems are Y2K ready, the Company has identified third parties with which the Company has significant business relationships in order to assess the potential impact on the Company of the third parties' Y2K issues and plans. As of September 30, 1999, the Company had completed most of this assessment process. The Company will continue investigating third party readiness and will conduct system testing with third parties throughout 1999. The Company does not have control over these third parties and cannot make any representations as to what extent the Company's future operating results may be adversely affected by the failure of any third party to address successfully its own Y2K issues.

On the basis of currently available information, the expense incurred by the Company, including anticipated future expenses, related to the Y2K issue has not and is not expected to be material to the Company's financial condition or results of operations. The Company has spent approximately $13.6 million on its Y2K project through the end of September 30, 1999 and expects to spend up to approximately $14.8 million on its Y2K project. All of these funds will come from the Company's cash flow from operations. The Company has continued other scheduled non-Y2K information systems changes and upgrades. Although work on Y2K issues may have resulted in minor delays on the other projects, the delays are not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

The most reasonably likely worst case Y2K scenario is that the Company will experience isolated internal or third party computer failures and will be temporarily unable to process insurance and annuity benefit transactions. All of the Company's Y2K efforts have been designed to prevent such an occurrence. However, if the Company identifies internal or third party Y2K issues which cannot be timely corrected, there can be no assurance that the Company can avoid Y2K problems or that the cost of curing the problem will not be material.

In an effort to mitigate risks associated with Y2K failures, the Company has developed contingency plans to address core functions, including relations with third parties. The contingency plans address possible failures generated internally, by vendors or business partners, and by customers. General contingency plan approaches include manual processing, payments on an estimated basis and use of disaster recovery facilities.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Index to Exhibits

            Exhibit Number
                                             Title                     Page
            ----------------     -------------------------------   -------------
                  27             Financial Data Schedule                22

(b)     Reports on Form 8-K

No reports on Form 8-K have been filed during the third quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GWL&A FINANCIAL INC.



DATE: November 12, 1999    BY: /s/     Glen R. Derback
                  Glen R. Derback, Vice President and Controller
                  (Duly authorized officer and chief accounting officer)