Form 10-K
period 1999-12-31
GWL&A FINANCIAL INC
filed 2000-03-31
CIK 1070940

UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549

FORM 10-K (Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For The Fiscal Year Ended December 31, 1999

                                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _____________

                        Commission file number 333-64473

                              GWL&A FINANCIAL INC.
             (Exact name of registrant as specified in its charter)

Delaware   84-1474245   (State  or  other   jurisdiction  of   incorporation  or
organization) (I.R.S. Employer Identification No.)

8515 East Orchard Road, Englewood, Colorado        80111
(Address of principal executive offices)                         (Zip Code)

(303)  737-4128
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of December 31, 1999, 50,025 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.



                                               TABLE OF CONTENTS
                                                                                                           Page
PART I
Item 1.   Business........................................................................
               A.  Organization and Corporate Structure...................................
               B.  Business of the Company ...............................................
               C.  Employee Benefits .....................................................
               D.  Financial Services ....................................................
               E.  Investment Operations..................................................
               F.  Regulation.............................................................
               G.  Ratings................................................................
               H.  Miscellaneous..........................................................
Item 2.   Properties......................................................................
Item 3.   Legal Proceedings...............................................................
Item 4.   Submission of Matters to a Vote of Security Holders.............................

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................................
               A.  Equity Security Holders and Market Information.........................
               B.  Dividends..............................................................
Item 6.   Selected Financial Data.........................................................
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................
               A.  Company Results of Operations..........................................
               B.  Employee Benefits Results of Operations................................
               C.  Financial Services Results of Operations...............................
               D.  Investment Operations .................................................
               E.  Liquidity and Capital Resources........................................
               F.  Accounting Pronouncements..............................................
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................
Item 8.   Financial Statements and Supplementary Data.....................................


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................................
PART III
Item 10.  Directors and Executive Officers of the Registrant..............................
               A.  Identification of Directors............................................           B.
          Identification of Executive Officers............................................
Item 11.  Executive Compensation..........................................................
               A.  Summary Compensation Table.............................................
               B.  Options................................................................
               C.  Pension Plan Table.....................................................
               D.  Compensation of Directors..............................................
               E.  Compensation Committee Interlocks and Insider Participation............
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................
               A.  Security Ownership of Certain Beneficial Owners........................
               B.  Security Ownership of Management.......................................
Item 13.  Certain Relationships and Related Transactions..................................

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................
               A.  Index to Financial Statements..........................................
               B.  Index to Exhibits......................................................
               C.  Reports on Form 8-K....................................................
Signatures     ...........................................................................




PART I

ITEM 1.    BUSINESS

A.      ORGANIZATION AND CORPORATE STRUCTURE

GWL&A Financial Inc. (the "Company") was incorporated in the State of Delaware on September 16, 1998 to act as a holding company for Great-West Life & Annuity Insurance Company ("GWL&A") and its subsidiaries. GWL&A is a stock life insurance company originally organized in 1907, which is domiciled in Colorado.

The Company is an indirect wholly-owned subsidiary of The Great-West Life Assurance Company ("Great-West Life"), a Canadian life insurance company. Great-West Life is a subsidiary of Great-West Lifeco Inc. ("Great-West Lifeco"), a Canadian holding company. Great-West Lifeco is a subsidiary of Power Financial Corporation ("Power Financial"), a Canadian holding company with substantial interests in the financial services industry. Power Financial Corporation is a subsidiary of Power Corporation of Canada ("Power Corporation"), a Canadian holding and management company. Mr. Paul Desmarais, through a group of private holding companies, which he controls, has voting control of Power Corporation.

In 1999, a trust subsidiary of the Company, Great-West Life & Annuity Insurance Capital I, issued $175 million of 7.25% Subordinated Capital Income Securities, which securities are listed on the New York Stock Exchange. Shares of Great-West Lifeco, Power Financial and Power Corporation are traded publicly in Canada.

B.      BUSINESS OF THE COMPANY

GWL&A is authorized to engage in the sale of life insurance, accident and health insurance and annuities. It is qualified to do business in all states in the United States except New York, and in the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands. GWL&A conducts business in New York through its subsidiary, First Great-West Life & Annuity Insurance Company. GWL&A is also a licensed reinsurer in the State of New York. As of December 31, 1998, GWL&A ranked among the top 25 of all U.S. life insurance companies in terms of admitted assets.

The Company operates, through GWL&A, in the following two business segments:

     Employee Benefits -life, health and 401(k) products for group clients

     Financial Services -savings products for both public and non-profit employers and individuals (including 401, 403(b), 408 and 457 plans), and life insurance products for individuals and businesses


The table that follows summarizes premiums and deposits for the years indicated. For further consolidated financial information concerning the Company, see Item 6 (Selected Financial Data), and Item 8 (Financial Statements and Supplementary
Data). For commentary on the information in the following table, see Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

        Millions (1)                                  1999              1998             1997
                                                  -------------     -------------    -------------
        Premium Income
        Employee Benefits
             Group Life & Health                $      991        $      747       $       465
                                                  -------------     -------------    -------------
                Total Employee Benefits                991               747               465
                                                  -------------     -------------    -------------
        Financial Services
             Savings                                    14                17                23
             Individual Insurance                      158               231 (3)           345 (2)
                                                  -------------     -------------    -------------
                Total Financial Services               172               248               368
                                                  -------------     -------------    -------------
             Premium income                     $    1,163        $      995       $       833
                                                  =============     =============    =============
        Fee Income
        Employee Benefits
             Group Life & Health                $      454        $      367       $       305
             401(k)                                     95                78                53
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------
                Total Employee Benefits                549               445               358
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------
        Financial Services
             Savings                                    81                71                62
             Individual Insurance                        5
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------
                Total Financial Services                86                71                62
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------
             Fee income                         $      635        $      516       $       420
                                                  =============     =============    =============
                                                  =============     =============    =============
        Deposits for Investment-type
        Contracts:
             Employee Benefits                  $       26        $       37       $        25
             Financial Services                        608             1,307 (3)           633
                                                  -------------     -------------    -------------
             Total investment-type
               deposits                         $      634        $    1,344       $       658
                                                  =============     =============    =============
        Deposits to Separate Accounts
             Employee Benefits                  $    1,745        $    1,568       $     1,403
             Financial Services                        838               640               742
                                                  -------------     -------------    -------------
             Total separate accounts
               deposits                         $    2,583        $    2,208       $     2,145
                                                  =============     =============    =============
             Self-funded equivalents (4)        $    2,979        $    2,606       $     2,039
                                                  =============     =============    =============

(1) All information in the above table and other tables herein is derived from information that has been prepared in conformity with generally accepted accounting principles, unless otherwise indicated.

(2) This amount includes the recapture of $156 million for the year ended December 31, 1997 of participating policy reserves previously co-insured with Great-West Life under a participating life coinsurance agreement.

(3) These amounts include $46 million in premium income for non-participating life insurance policies and $520 million in deposits for investment-type contracts which Great-West Life co-insured with the Company in 1998 under two indemnity reinsurance agreements.

(4) Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

C.      EMPLOYEE BENEFITS

1.      Principal Products

The Employee Benefits segment of the Company provides a full range of employee benefits products to more than 12,800 employers across the United States.

The Company offers customers a variety of health plan options to help them maximize the value of their employee benefits package. The majority of the Company's health care business is self-funded, whereby the employer assumes all or a significant portion of the risk. For companies with better than average claims experience, this can result in significant health care savings.

The Company offers employers a total benefits solution - an integrated package of group life and disability insurance, managed care programs, 401(k) savings plans and flexible spending accounts. Through integrated pricing, administration, funding and service, the Company helps employers provide cost-effective benefits that will attract and retain quality employees, and at the same time, helps employees reach their personal goals by offering benefit choices, along with information needed to make appropriate choices. Many customers also find this integrated approach appealing because their benefit plans are administered through a single company with linked systems that provide on-line administration and account access, for enhanced efficiency and simplified plan administration.

The Company offers a choice of managed care products including Health Maintenance Organization ("HMO") plans, which provide a high degree of managed care, and Preferred Provider Organization ("PPO") plans and Point of Service ("POS") plans which offer more flexibility in provider choice than HMO plans.

Under HMO plans, health care for the member is coordinated by a primary care physician who is responsible for managing all aspects of the member's health care. HMO plans offer a broad scope of benefits coverage including routine office visits and preventive care, as well as lower premiums and low copayments, which minimize out-of-pocket costs. There are no claims to file when services are received through a primary care physician.

POS plans also require that a member enroll with a primary care physician who is responsible for coordinating the member's health care. Similar to an HMO, members receive the highest benefit coverage and the lowest out-of-pocket costs when they use their primary care physician to coordinate their heath care. In contrast to an HMO, members can seek care outside of the primary physician's direction, at a reduced level of benefits. Some benefits may not be covered outside the in-network POS plan. PPO plans offer members a greater choice of physicians and hospitals. Members do not need to enroll with a primary care physician - they simply select a contracted PPO provider at the time of the service to receive the highest level of benefits. If members seek care outside of the PPO network, they receive a lower level of benefits.

The One Health Plan HMO subsidiary organization administers provider networks and provides medical management, member services and quality assurance for the other managed care products of the Company, Alta Health & Life Insurance Company ("Alta"), formerly known as Anthem Health & Life Insurance Company, and New England Life Insurance Company ("New England"). In addition to creating economies of scale, this "pooling" of PPO, POS and HMO membership benefits the Company by improving its position in negotiating provider reimbursement arrangements, which leads to more competitive pricing.

The Company offers Internal Revenue Code Section 125 plans which enable participants to set aside pre-tax dollars to pay for unreimbursed medical expenses and dependent care expenses. This creates tax efficiencies for both the employer and its employees.

The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded for the years indicated:

      [Millions]                                 Years Ended December 31,
                               -------------------------------------------------------------
                                 1999         1998         1997        1996         1995
                               ----------   ----------   ----------  ----------   ----------
      In force
        end of year         $    83,901(1$    84,121(1$   53,211   $  49,500   $   50,370

        (1)  Includes $25,812 and $25,597 of in force group life insurance obtained from the acquisition of
        Alta for the years ended December 31, 1999 and 1998, respectively.

The Company's 401(k) product is offered by way of a group fixed and variable deferred annuity contract. The product provides a variety of funding and distribution options for employer-approved retirement plans that qualify under Internal Revenue Code Section 401(k).

The 401(k) product investment options for the employer include guaranteed interest rates for various lengths of time and variable investment options. For the fully guaranteed option, the difference between the income earned on investments in the Company's general account and the interest credited to the participant's account balance flows through to operating income.

Variable investment options utilize separate accounts to provide participants with a vehicle to assume the investment risks. Assets held under these options are invested, as designated by the participant, in separate accounts which in turn invest in shares of underlying funds managed by a subsidiary of the Company or by selected external fund managers.

Of the total 401(k) assets under administration in 1999, 97% were allocated to variable investment options versus 96% in 1998.

The Company is compensated by the separate accounts for bearing expense risks pertaining to the variable annuity contract, and for providing administrative services. For certain funds, a subsidiary of the Company also receives fees for serving as an investment advisor for those underlying funds, which are managed by the subsidiary.

In 1999, the Company introduced a self-directed brokerage account option for its 401(k) product.

Customer retention is a key factor for the profitability of the Company's 401(k) product. The annuity contract imposes a charge for termination during a designated period of time after the contract's inception. The charge is determined in accordance with a formula in the contract. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of account balances, but do not impact rollovers to products of competitors.

The Company offers a rollover Individual Retirement Annuity, which allows individuals to move retirement funds from a 401(k) plan to a qualified Individual Retirement Account.

In the following table, the amount of 401(k) business in force is measured by the total of individual account balances:

[Millions]

                 Year Ended
                December 31,              Fixed Annuities          Variable Annuities
        -----------------------------    -------------------    -------------------------

                    1995               $         358          $        2,227
                    1996                         347                   3,229
                    1997                         328                   4,568
                    1998                         299                   5,770
                    1999                         268                   7,339



2.      Method of Distribution

The Company distributes its products and services through field sales staff of the Company, Alta and New England located in 63 sales offices throughout the United States. Each sales office works with insurance brokers, agents and consultants in their local market.

3.      Competition

The employee benefits industry is highly competitive. Over the past year, the United States health care industry has experienced a number of mergers and consolidations. A number of larger carriers dropped out of the group health market entirely. Although there are still many different carriers in the marketplace, it has become dominated by an increasingly smaller number of carriers, including the Company.

The highly competitive marketplace creates pricing pressures, which encourage employers to seek competitive bids each year. Although most employers are looking for affordably priced employee benefits products, they want to offer product choices because employee needs differ. In many cases it is more cost-effective and efficient for an employer to contract with a carrier such as the Company, which offers multiple product lines and centralized administration.

In addition to price, there are a number of other factors which influence employer decision-making. These factors include quality of services; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales.

4.      Reserves

For group whole life and term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality and expenses (including margins for adverse deviation). For disability waiver of premium and paid up group whole life contracts, the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality and expenses (including margins for adverse deviation). For group universal life, the policy reserves equal the accumulated fund balance (which reflects cumulative deposits plus credited interest less charges thereon). Reserves for long-term disability products are established for lives currently in payment status using industry and Company morbidity factors, and interest rates based on Company experience. In addition, reserves are held for lives that have not satisfied their waiting period and for claims that have been incurred but not reported.

For medical, dental and vision insurance products, reserves reflect the ultimate cost of claims including, on an estimated basis, (i) claims that have been reported but not settled, and (ii) claims that have been incurred but not reported. Claim reserves are based upon factors derived from past experience. Reserves also reflect retrospective experience rating that is done on certain types of business.

Reserves for investment contracts (401(k) deferred annuities) are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon.

Assumptions for mortality and morbidity experience are periodically reviewed against published industry data and company experience.

The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations at their maturities, and pay expected death or retirement benefits or surrender requests.

5.      Reinsurance

The Company has a marketing and administrative services arrangement with New England. Under reinsurance agreements, New England issues group life and health and 401(k) products and then immediately reinsures 50% of its group life and health business, and nearly 100% of its guaranteed 401(k) business, with the Company.

The Company seeks to limit its exposure on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The maximum amount of group life insurance retained on any one life is $1.5 million. The maximum amount of group monthly disability income benefit at risk on any one life is $6,000 per month.

D.      FINANCIAL SERVICES

1.      Principal Products

The Financial Services segment of the Company develops, administers and sells retirement savings and life insurance products and services for individuals, and for employees of state and local governments, hospitals, non-profit organizations and public school districts.

The Company's core savings business is in the public/non-profit pension market. The Company provides investment products, and administrative and communication services, to employees of state and local governments (Internal Revenue Code
Section 457 plans), as well as employees of hospitals, non-profit organizations and public school districts (Internal Revenue Code Section 401, 403(b) and 408 plans). The Company provides pension plan administrative services through a subsidiary company, Financial Administrative Services Corporation ("FASCorp"). The Company provides marketing and communication services through another subsidiary company, Benefits Communication Corporation, and BenefitsCorp Equities, Inc., a broker-dealer subsidiary of Benefits Communication Corporation (collectively, "BenefitsCorp").

The Company's primary marketing emphasis in the public/non-profit pension market is group fixed and variable annuity contracts for defined contribution retirement savings plans. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years.

The Company has a marketing agreement with Charles Schwab & Co., Inc. to sell individual fixed and variable qualified and non-qualified deferred annuities. The variable annuity product offers several investment options. The fixed product is a Guarantee Period Fund, which was established as a non-unitized separate account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. Guarantee period durations of one to ten years are currently being offered by the Company. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date results in a market value adjustment ("MVA"). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

The Company's variable annuity products provide the opportunity for contractholders to assume the risks of, and receive all the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in separate accounts which in turn invest in shares of underlying funds managed by a subsidiary of the Company or by selected external fund managers.

Demand for investment diversification for customers and their participants continued to grow during 1999. The Company continues to expand the annuity products available through Maxim Series Fund, Inc., a subsidiary of the Company, which is an insurance products mutual fund company, and through arrangements with external fund managers. This array of funds allows customers to diversify their investments across a wide range of investment products, including fixed income, stock and international equity fund offerings.

On a very limited basis the Company offers single premium annuities and guaranteed certificates, which provide guarantees of principal and interest with a fixed maturity date.

Customer retention is a key factor for the profitability of annuity products. To encourage customer retention, annuity contracts typically impose a surrender charge on policyholder balances withdrawn for a period of time after the contract's inception. The period of time and level of the charge vary by product. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of annuity balances, but do not impede transfers of those balances to products of competitors. Annuity products generate earnings from the investment spreads on the guaranteed investment options and from the fees collected for mortality and expense risks associated with the variable options. The Company also receives fees for providing administration services to contractholders. A subsidiary of the Company receives fees for serving as an investment advisor for underlying funds, which are managed by the subsidiary.

The Company's annuity products are supported by the general account assets of the Company for guaranteed investment options, and the separate accounts for the variable investment options.

The amount of annuity products in force is measured by account balances. The following table shows guaranteed investment contract and group and individual annuity account balances for the years indicated:

        [Millions]

            Year Ended           Fixed         Variable
           December 31,        Annuities      Annuities
               1995         $     5,722     $    1,772
               1996              5,531          2,256
               1997              5,227          3,280
               1998              4,849          4,330
               1999              4,592          5,137

In addition to providing administrative services to customers of the Company's annuities, FASCorp also provides comprehensive third-party administrative and recordkeeping services for other financial institutions and employer-sponsored retirement plans. Assets under administration with unaffiliated organizations totaled $26.7 billion at December 31, 1999 and $12.6 billion at December 31, 1998.

Life insurance  products in force include  participating  and  non-participating term life, whole life and universal life. Participating policyholders share in the financial results (differences in experience of actual financial results versus pricing expectations) of the participating business in the form of dividends. Participating products are no longer actively marketed by the Company but continue to produce renewal premium ($271.0 million in 1999). Participating dividends for 1999 and 1998 were $70.1 million and $71.4 million, respectively. The provision for participating policyholder earnings is reflected in liabilities under undistributed earnings on participating policyholders in the consolidated balance sheets of the Company. Participating policyholder earnings are not included in the consolidated net income of the Company.

Term life provides coverage for a stated period and pays a death benefit only if the insured dies within the period. Whole life provides guaranteed death benefits and level premium payments for the life of the insured. Universal life products include a cash value component that is credited with interest at regular intervals. The Company's earnings result from the difference between the investment income and interest credited on customer cash values and from differences between charges for mortality and actual death claims. Universal life cash values are charged for the cost of insurance coverage and for administrative expenses.

At both December 31, 1999 and 1998, the Company had $3.5 billion of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees - so-called Corporate-Owned Life Insurance ("COLI"). Due to legislation enacted during 1996 which phased out the interest deductions on COLI policy loans over a two-year period ending 1998, COLI sales have ceased. The Company continues to work closely with existing COLI customers to determine the options available to them and is confident that the effect of the legislative changes will not be material to the Company's operations.

The Company has shifted its emphasis to the Bank-Owned Life Insurance ("BOLI") market. BOLI was not affected by the 1996 legislation. This interest-sensitive whole life product funds post-retirement benefits for bank employees. At December 31, 1999 and 1998, the Company had $1.4 billion and $0.9 billion, respectively, of BOLI policy reserves.

Sales of life insurance products typically have initial marketing expenses. Retention, an important factor in profitability, is encouraged through product features. For example, the Company's universal and whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract's inception. The period of time and level of the charge vary by product. In addition, more favorable credit rates may be offered after policies have been in force for a period of time.

Certain of the Company's life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 1999, approximately 5% of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5% to 8%. The remaining 95% of outstanding policy loans had variable interest rates averaging 7.4% at December 31, 1999. Investment income from policy loans was $167.8 million for the year ended December 31, 1999.

The following table summarizes changes in individual life insurance in force prior to reinsurance ceded for the years indicated:



                                                    Years Ended December 31,
                                  -------------------------------------------------------------
        [Millions]                   1999         1998        1997         1996        1995
                                  -----------   ----------  ----------   ---------   ----------
        In force, begin-
          ning of year         $    42,966   $    28,266  $   26,892  $    25,865 $    24,877

        Sales and
          additions                  4,228      16,215         3,119        2,695       2,520
                                                      (1)
        Terminations                 3,363         1,515       1,745        1,668       1,532
                                  -----------   ----------  ----------   ---------   ----------
                Net                    865        14,700       1,374        1,027         988
                                  -----------   ----------  ----------   ---------   ----------

        In force,
          end of year               43,831        42,966      28,266       26,892      25,865

(1) Includes approximately $8.5 billion in adjustments related to COLI policyholders exercising non-forfeiture options to increase the face value of their policies, and $5.2 billion related to the reinsurance transactions referred to in footnote (3) on page 2.

In 1998, the Company obtained membership in the Insurance Marketplace Standards Association, which is granted in recognition of high standards of ethical company behavior in advertising, sales and service for individually sold life insurance and annuity products.

2.      Method of Distribution

Financial Services primarily uses BenefitsCorp to distribute pension products and to provide communication and enrollment services to employers in the public/non-profit market. Pension products are also distributed through independent marketing agencies.

The Company distributes universal and joint survivor life and term insurance, as well as individual fixed and variable qualified and non-qualified deferred annuities, through Charles Schwab & Co., Inc. Individual life products are also sold through large banks and other financial institutions. BOLI products are currently marketed through one broker, Clark/Bardes, Inc.

3.      Competition

The life insurance, savings and investments marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisors and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings see Item 1(G) (Ratings).


4.      Reserves

Reserves for universal life policies are equal to cumulative deposits, less withdrawals and mortality and expense charges, plus credited interest.

Reserves for all fixed individual life insurance contracts are computed on the basis of assumed investment yield, mortality, morbidity and expenses (including a margin for adverse deviation). These reserves are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the reserves generally vary by plan, year of issue and policy duration.

For all life insurance contracts (including universal life insurance), reserves are established for claims that have been incurred but not reported based on factors derived from past experience.

Reserves for limited payment contracts (immediate annuities with life contingent payouts) are computed on the basis of assumed investment yield, mortality, morbidity and expenses. These assumptions generally vary by plan, year of issue and policy duration. Reserves for investment contracts (deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest less withdrawals and other charges.

The above-mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations at their maturities, and pay expected death or retirement benefits or surrender requests.

5.      Reinsurance

The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

E.      INVESTMENT OPERATIONS

The Company's investment division manages or administers the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Total investments at December 31, 1999 were $25.8 billion, comprised of general account assets of $13.0 billion and separate account assets of $12.8 billion.

The Company invests in a broad range of asset classes, primarily domestic and international fixed maturities and mortgage loans. Fixed maturity investments include public and privately placed corporate bonds, government bonds and redeemable preferred stocks. The Company also invests in mortgage-backed securities and asset-backed securities.

The Company  manages  the  characteristics  of its  investment  assets,  such as liquidity, currency, yield and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities, which vary among the Company's principal product lines. The Company observes strict asset and liability matching guidelines, which are designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company makes limited use of derivative instruments in hedging applications to manage market risk. Derivative instruments are not used for speculative purposes. For more information on derivatives, see Notes 1 and 6 to the consolidated financial statements of the Company (the "Consolidated Financial Statements"), which are included in Item 8 (Financial Statements and Supplementary Data).

The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors. These other factors include investment size, quality, concentration by industry and other diversification considerations for fixed maturity investments.

The Company's fixed maturity investments constituted 69% of investment assets as of December 31, 1999. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities. As of December 31, 1999, 97% of the bond portfolio carried an investment grade rating.

The Company's mortgage portfolio constituted 7% of investment assets as of December 31, 1999. The Company's mortgage investment policy emphasizes a broadly diversified portfolio of commercial and industrial mortgages. Mortgage loans are subject to underwriting criteria addressing loan-to-value ratios, debt service coverage, cash flow, tenant quality, leasing, market, location and financial strength of borrower. Since 1986, the Company has reduced the overall weighting of its mortgage portfolio with a greater emphasis in bond investments.

At December 31, 1999 only 0.8% of investment assets were invested in real estate.

The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account, as of the end of the years indicated:




        [Carrying Value                    1999        1998       1997       1996       1995
                                         ---------   ---------  ---------  ---------  ---------
           in Millions]
         Debt Securities:
          Bonds
           U.S. Government
            Securities and
            obligations of U.S.
            Government
            Agencies                 $      1,859 $     1,951 $    2,091 $    1,947 $    1,990
           Corporate bonds                  7,078       7,117      6,544      6,133      6,168
           Foreign
            Governments                        51          69        146        119        159
                                         ---------   ---------  ---------  ---------  ---------

             Total                          8,988       9,137      8,781      8,199      8,317

           Common Stock                        69          49         39         20          9
           Mortgage loans                     975       1,133      1,236      1,488      1,713
           Real estate                        104          73         94         68         61
           Policy loans                     2,681       2,859      2,657      2,523      2,238
           Short-term
            investments                       244         420        399        419        135
                                         ---------   ---------  ---------  ---------  ---------

             Total investments       $     13,061 $    13,671 $   13,206 $   12,717 $   12,473
                                         =========   =========  =========  =========  =========

           Cash                      $        258 $       176 $      126 $      125 $       91
           Accrued investment
            income                            138         158        166        198        212

The following table summarizes general account investment results of the Company's operations:

                                                         Net             Earned Net
        [Millions]                                    Investment         Investment
                                                        Income          Income Rate
                                                   -----------------  -----------------
        For the year:
                           1999                 $         876               6.96%
                           1998                           897               7.03
                           1997                           882               7.21
                           1996                           835               7.05
                           1995                           835               7.36

F.      REGULATION

1.      Insurance Regulation

The business of the Company is subject to comprehensive state and federal regulation and supervision throughout the United States, which primarily provides safeguards for policyholders rather than investors. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to such matters as admittance of assets, premium rating methodology, policy forms, establishing reserve requirements and solvency standards, maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, the type, amounts and valuation of investments permitted and HMO operations.

The Company's operations and accounts are subject to examination by the Colorado Insurance Division and other regulators at specified intervals. The latest financial examination by the Colorado Insurance Division was completed in 1997, and covered the five year period ending December 31, 1995. This examination produced no significant adverse findings regarding the Company.

The National Association of Insurance Commissioners has adopted risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 1999 statutory financial reports, the Company has risk-based capital well in excess of that required and was within the usual ranges of all ratios.

2.      Insurance Holding Company Regulations

The Company is subject to and complies with insurance holding company regulations in Colorado. These regulations contain certain restrictions and reporting requirements for transactions between an insurer and its affiliates, including the payments of dividends. They also regulate changes in control of an insurance company.

3.      Securities Laws

The Company is subject to various levels of regulation under federal securities laws. The Company's broker-dealer subsidiaries are regulated by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. The Company's investment advisor subsidiary and transfer agent subsidiary are regulated by the SEC. Certain of the Company's separate accounts, mutual funds and variable insurance and annuity products are registered under the Investment Company Act of 1940 and the Securities Act of 1933.

4.      Guaranty Funds

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve of $7.1 million as of December 31, 1999 to cover future assessments of known insolvencies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments of $3.4 million at December 31, 1999.


5.      Canadian Regulation

Because the Company is an indirect subsidiary of Great-West Life, which is a Canadian company, the Office of the Superintendent of Financial Institutions Canada conducts periodic examinations of the Company and approves certain investments in subsidiary companies.

6.      Potential Legislation

United States legislation and administrative developments in various areas, including pension regulation, financial services regulation, health care legislation and the insurance industry could significantly and adversely affect the Company in the future. Congress has from time to time considered legislation relating to health care reform and managed care issues (including patients' rights, privacy of medical records and managed care plan or enterprise liability), changes in the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in regulation for the Employee Retirement Income Security Act of 1974, as amended, and changes as to the availability of Section 401(k) for individual retirement accounts.

It is not possible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

G.      RATINGS

GWL&A is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies on the financial strength of GWL&A and its ability to meet the obligations of its insurance policies.

Rating Agency                     Measurement                                  Rating
------------------------------    ------------------------------------------   ------------

A.M. Best Company                 Financial Strength and Operating             A++ *
                                  Performance

Duff & Phelps Corporation         Claims Paying Ability                        AAA *

Standard & Poor's Corporation     Financial Strength                           AA+ **

Moody's Investors Service         Financial Strength                           Aa2 ***

*     Highest ratings available.
**   Second highest rating out of 21 rating categories.
***  Third highest rating out of 21 rating categories.

H.      MISCELLANEOUS

No customer accounted for 10% or more of the Company's consolidated revenues in 1999. In addition, no segment of the Company's business is dependent on a single customer or a few customers, the loss of which would have a significant effect on the Company or any of its business segments. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or any of its business segments.

The Company had approximately 6,900 employees at December 31, 1999.

ITEM 2.    PROPERTIES

The Head Office of the Company consists of a 752,000 square foot office complex located in Greenwood Village, Colorado. The office complex is owned by a subsidiary of the Company. The Company leases sales and claims offices throughout the United States.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1999 to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.         EQUITY SECURITY HOLDERS AND MARKET INFORMATION

There is no established public trading market for the Company's common equity.

B.         DIVIDENDS

In the two most recent fiscal years, the Company has paid quarterly dividends on its common shares. Dividends on common stock totaled $88.9 million in 1999 and $73.3 million in 1998. Dividends on preferred stock totaled $0 and $6.7 million in 1999 and 1998, respectively.

Under Colorado law, the Company cannot, without the approval of the Colorado Commissioner of Insurance, pay a dividend if, as a result of such payment, the total of all dividends paid in the preceding twelve months would exceed the greater of (i) 10% of the Company's statutory surplus as regards policyholders as at the preceding December 31; or (ii) the Company's statutory net gain from operations as at the preceding December 31.

ITEM 6.    SELECTED FINANCIAL DATA

The following is a summary of certain financial data of the Company. This summary has been derived in part from, and should be read in conjunction with, the Company's Consolidated Financial Statements.


[Millions]

                                                     Years Ended December 31,
                                    -----------------------------------------------------------
        INCOME STATEMENT              1999         1998        1997        1996        1995
                                    ----------  -----------  ----------  ----------  ----------
        DATA
         Premiums                 $    1,163  $      995   $      833  $      829  $      732
         Fee income                      635         516          420         347         335
         Net investment income           876         897          882         835         835
         Realized investment
          gains (losses)                   1          38           10         (21)          8
                                    ----------  -----------  ----------  ----------  ----------
         Total Revenues                2,675       2,446        2,145       1,990       1,910

         Policyholder benefits         1,582       1,462        1,385       1,356       1,269
         Operating expenses              804         688          552         469         464
                                    ----------  -----------  ----------  ----------  ----------
         Total benefits and
          expenses                     2,386       2,150        1,937       1,825       1,733
                                    ----------  -----------  ----------  ----------  ----------
         Income from operations          289         296          208         165         177
         Income tax expense               83          99           49          30          49
                                    ----------  -----------  ----------  ----------  ----------
         Net Income               $      206  $      197   $      159  $      135  $      128
                                    ==========  ===========  ==========  ==========  ==========

          Deposits for
        investment-
            type contracts        $      634  $    1,344   $      658  $      815  $      868
          Deposits to separate
            accounts                   2,583       2,208        2,145       1,438       1,165
          Self-funded premium
            equivalents                2,979       2,606        2,039       1,940       2,140

                                                           December 31,
                                    -----------------------------------------------------------
                                      1999         1998        1997        1996        1995
                                    ----------  -----------  ----------  ----------  ----------

        BALANCE SHEET DATA
         Investment assets        $   13,061  $   13,671   $   13,206  $   12,717  $   12,473
         Separate account assets      12,780      10,100        7,847       5,485       3,999
         Total assets                 27,397      25,123       22,078      19,351      17,682
         Total policy benefit
          liabilities                 12,386      12,583       11,706      11,600      11,408
         Due to Parent                    35          52          118         120         122
        Corporation
        Guaranteed preferred
          beneficial interests
        in the
          Company's junior
          subordinated debentures        175
         Total shareholder's           1,170       1,199        1,186       1,034         993
        equity


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking  statements.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1999 follows.

A.      COMPANY RESULTS OF OPERATIONS

1.      Consolidated Results

The Company's consolidated net income increased $8.8 million or 5% in 1999 when compared to the year ended December 31, 1998, reflecting improved results in the Employee Benefits segment, offset by a slight decrease in the Financial Services segment. The Employee Benefits segment contributed $9.5 million to the improved consolidated results compared to the Financial Services segment which recorded a $0.7 million decrease. Of total consolidated net income in 1999 and 1998, the Employee Benefits segment contributed 57% and 54%, respectively, while the Financial Services segment contributed 43% and 46%, respectively.

The Company's consolidated net income increased $38.1 million or 24% in 1998 when compared to the year ended December 31, 1997. In 1998, the Employee Benefits segment contributed $8.8 million or 23% to the overall growth and the Financial Services segment contributed $29.3 million or 77% to the overall growth.

Pursuant to a required change in accounting policy, the Company capitalized $18.4 million of software development costs (see Note 1 to the consolidated financial statements), which increased the 1999 consolidated net income.

The Company's 1999 and 1997 consolidated net income increased by $8.3 million and $21.1 million, respectively, due to changes in income tax provisions for these years. The current income tax provisions were decreased by $17.2 million and $42.2 million for 1999 and 1997, respectively, due to the release of a contingent liability relating to taxes of Great-West Life's U.S. branch associated with the blocks of business that had been transferred from Great-West Life's U.S. branch to the Company, as discussed below.

Of the amount released in 1999 and 1997, $8.9 million and $15.1 million, respectively, was attributable to participating policyholders and, therefore, had no effect on the net income of the Company.

In 1989, Great-West Life began a series of transactions to transfer its U.S. business from its U.S. branch to the Company; this process was essentially completed in 1993. The objective of these transactions was to transfer to the Company all of the risks and rewards of Great-West Life's U.S.-related business. The transfers of insurance contracts and related assets were accomplished through several reinsurance agreements executed by the Company and Great-West Life's U.S. branch during these years. As part of this transfer of Great-West Life's U.S. business, the Company in 1993 entered into a tax agreement with Great-West Life in order to transfer the tax liabilities associated with the insurance contracts and related assets that had been transferred.

In addition to the contingent tax liability release described above, the Company's income tax provision for 1997 also reflected an increase for additional contingent items related to open tax years where it was determined to be probable that additional tax liabilities could be owed based on changes in facts and circumstances. The increase in 1997 was $16.0 million, of which $10.1 million was attributable to participating policyholders and, therefore, had no effect on the net income of the Company.

In 1999 total revenues increased $228.9 million or 9% to $2.7 billion when compared to the year ended December 31, 1998. The growth in revenues in 1999 was comprised of increased premium income of $168.3 million, increased fee income of $119.1 million, decreased net investment income of $21.4 million and decreased realized gains on investments of $37.1 million. In 1998 total revenues increased $301.1 million or 14% to $2.4 billion when compared to the year ended December 31, 1997. The growth in revenues in 1998 was comprised of increased premium income of $161.7 million, increased fee income of $95.3 million, increased net investment income of $15.7 million and increased realized gains on investments of $28.4 million.

The increased premium income in 1999 was comprised of growth in Employee Benefits premium income of $243.5 million, offset by a decrease in Financial Services premium income of $75.2 million. The growth in premium income in the Employee Benefits segment primarily reflected an increase of $205.9 million of premium income derived from Alta Health & Life Insurance Company ("Alta"), formerly known as Anthem Health & Life Insurance Company, which the Company acquired in July 1998 (see Other Matters). The decrease of $75.2 million in Financial Services premium income was due primarily to reinsurance transactions in 1998 of $46.2 million. There were no significant reinsurance transactions in 1999. The increased premium income in 1998 was comprised of growth in Employee Benefits premium income of $281.8 million, offset by a decrease in Financial Services premium income of $120.1 million. The growth in premium income in the Employee Benefits segment primarily reflected $209.5 million of premium income derived from the acquisition of Alta. The decrease of $120.2 million in Financial Services premium income was primarily due to reinsurance transactions in 1997 of $155.8 million versus only $46.2 million in premiums due to reinsurance transactions in 1998.

The increased fee income in 1999 was comprised of growth in Employee Benefits fee income and Financial Services fee income of $103.9 million and $15.2 million, respectively. The growth in Employee Benefits fee income reflected an increase of $42.0 million of fee income derived from Alta during 1999. The remaining increase was the result of new group health sales and increased fees on 401(k) variable funds related to growth in equity markets. The increase in fee income in 1998 was comprised of Employee Benefits fee income and Financial Services fee income of $86.6 million and $8.7 million, respectively. The growth in Employee Benefits fee income reflected $31.6 million of fee income derived from the acquisition of Alta. The remaining increase was the result of new group health sales and increased fees on 401(k) variable funds related to growth in equity markets.

Realized investment gains decreased from a realized investment gain of $38.2 million in 1998 to a realized investment gain of $1.1 million in 1999. Realized investment gains were $9.8 million in 1997. The increase in interest rates in 1999 contributed to $7.8 million of fixed maturity losses, while the decrease in interest rates in 1998 and 1997 resulted in gains on sales of fixed maturities totaling $38.4 and $16.0 million, respectively. Increases (decreases) in the provision for asset losses of $(7.0) and $0.6 million, respectively, were recognized in 1999 and 1998.

Total benefits and expenses increased $235.7 million or 11% in 1999 when compared to the year ended December 31, 1998. The increase in 1999 was due to Alta, which resulted in an increase in benefits and expenses of $245.3 million. Excluding Alta, benefits and expenses would have decreased $9.6 million or 0.4% in 1999. The decrease included the effect of a change in accounting policy, which resulted in the capitalization of $18.4 million of software costs in 1999. Overall, total benefits and expenses have increased due to higher costs of managed care operations. The increase of $213.9 from 1997 to 1998 was a combination of the acquisition of Alta, which resulted in benefits and expenses increasing $258.3, partially offset by a decrease in policyholder benefits related to reinsurance transactions of $109.4 million.

In June 1997, the Company recaptured all the remaining pieces of an individual participating block of business previously reinsured to Great-West Life. The Company recorded various assets and liabilities related to the recapture as discussed in Note 3 to the Consolidated Financial Statements. In recording the recapture, both life insurance premiums and benefits were increased by the amount recaptured ($155.8 million). Consequently, the net income of the Company was not impacted by the reinsurance transaction.

Income tax expense decreased $15.6 million or 16% in 1999 when compared to the year ended December 31, 1998, which reflects a net $17.2 million release of contingent tax liabilities relating to prior open tax years, as discussed above. Income tax expense increased $49.0 million or 98% in 1998 when compared to the year ended December 31, 1997. The increase in income tax expense from 1997 to 1998 reflected higher earnings in 1998, as well as the fact that the 1997 income tax provision included a net $26.2 release of contingent tax liabilities relating to prior open tax years, as discussed above. Excluding these contingent tax releases, the Company's income tax expense increased 2% and 30% in 1999 and 1998, respectively. See Note 10 to the Consolidated Financial Statements for a discussion of the Company's effective tax rates.

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

Deposits for investment-type contracts decreased $709.6 million or 53% in 1999 when compared to the year ended December 31, 1998. Deposits for investment-type contracts increased $686.0 million or 104% in 1998 when compared to the year ended December 31, 1997. The decrease in 1999 was primarily due to two indemnity reinsurance agreements with Great-West Life whereby the Company reinsured by coinsurance certain Great-West Life individual non-participating life insurance policies during 1998. This transaction increased deposits by $519.6 million in 1998 and accounted for (73)% and 76% of the increase (decrease) in 1999 and 1998, respectively.

Deposits for separate accounts increased $374.4 million or 17% in 1999 when compared to the year ended December 31, 1998. This was due primarily to $200 million of BOLI deposits associated with the variable life product, and a continuing movement toward variable funds and away from guaranteed interest rate options. Deposits for separate accounts increased $63.7 million or 3% in 1998 when compared to the year ended December 31, 1997. This increase in 1998 reflected a continuing movement toward variable funds and away from guaranteed interest rate options.

Self-funded premium equivalents increased $372.7 million or 14% in 1999 when compared to the year ended December 31, 1998. The increase in 1999 was primarily due to an increase in self-funded premium equivalents from Alta of $155.2 million, with the remainder coming from the growth in business. Self-funded premium equivalents increased $567.1 million or 28% in 1998 when compared to the year ended December 31, 1997. Approximately half of the 1998 increase ($281.3 million) was due to the acquisition of Alta, with the remainder coming from sales growth.

Total assets increased $2.3 billion or 9% in 1999 when compared to the year ended December 31, 1998. Separate account assets increased $2.7 billion primarily due to the strength of the equity markets in the United States. The $0.4 billion decrease in the general account reflected the continuing movement away from guaranteed products.

2.      Other Matters

Effective January 1, 2000, the Company coinsured the majority of General American Life Insurance Company's ("General American") group life and health insurance business, which primarily consists of administrative services only and stop loss policies. This added over 900,000 medical members representing approximately $1.7 billion of premium and premium equivalents. The agreement will convert to an assumption reinsurance agreement by January 1, 2001, subject to regulatory approval. On January 1, 2000, the Company assumed approximately $150 million of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and other assets from General American.

On October 6, 1999, the Company entered into an agreement with Allmerica Financial Corporation ("Allmerica") to acquire Allmerica's group life and health insurance business on March 1, 2000. This acquisition is anticipated to add 300,000 medical members and approximately $800 million of premium and premium equivalents. This business primarily consists of administrative services only and stop loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price is based on a percentage of the premium and administrative fees in force at March 1, 2000 and March 1, 2001.

On July 8, 1998, the Company acquired the outstanding common stock of Alta, which was a subsidiary of Anthem, Inc. (the Blue Cross and Blue Shield licensee for Indiana, Kentucky, Ohio, and Connecticut). The cost of the acquisition was $82.7 million. The purchase price was based on adjusted book value and was subject to further adjustments. The acquisition was accounted for as a purchase and was financed through internally generated funds. The fair value of tangible assets acquired and liabilities assumed was $379.9 million and $317.4 million, respectively. The goodwill representing the purchase price in excess of fair value of net assets acquired is included in other assets and is being amortized over 30 years on a straight-line basis.

The majority of Alta's customers are in the Company's target market of small to mid-size employers who prefer to self-fund their benefit plans. New and existing customers have been migrated to the Company's One Health Plan network, which provided substantial new growth for the One Health Plan subsidiary organization.

Life and health premium and fee income for Alta totaled $489.0 million and $241.1 million for the periods ended December 31, 1999 and 1998, respectively, while self-funded premium equivalents were $436.5 million and $281.3 million for the years ended December 31, 1999 and 1998, respectively. The Company recorded small losses associated with Alta operations in 1999 and 1998, respectively. The results of Alta since the date of acquisition are included in the Employee Benefits segment.

B.      EMPLOYEE BENEFITS RESULTS OF OPERATIONS

The following is a summary of certain financial data of the Employee Benefits segment:

        (Millions)                                    Years Ended December 31,
                                                --------------------------------------
        INCOME STATEMENT                           1999          1998         1997
                                                -----------    ----------   ----------
        DATA
         Premiums                             $      990   $        747  $       465
         Fee income                                  549            445          358
         Net investment income                        80             95          100
         Realized investment gains (losses)           (1)             8            3
                                                -----------    ----------   ----------
         Total Revenues                            1,618          1,295          926

         Policyholder benefits                       789            590          371
         Operating expenses                          661            547          428
                                                -----------    ----------   ----------
                                                -----------    ----------   ----------
         Total benefits and  expenses              1,450          1,137          799
                                                -----------    ----------   ----------
         Income from operations                      168            158          127
         Income tax expense                           51             51           29
                                                -----------    ----------   ----------
         Net Income                           $      117   $        107  $        98
                                                ===========    ==========   ==========

         Deposits for investment-type
            contracts                         $       26   $         37  $        25
         Deposits to separate accounts             1,745          1,568        1,403
         Self-funded premium equivalents           2,979          2,606        2,039

During 1999, the Employee Benefits segment experienced:

o significant growth in 401(k) assets under administration, o increased sales offset by some deterioration in customer retention in group life and health, o favorable morbidity results, and o license approval for one additional HMO subsidiary, for a total of 15 fully operational HMOs.

Net income for Employee Benefits increased 9% in 1999 and 9% in 1998. The improvement in earnings in 1999 reflected increased fee income from variable 401(k) assets, improved group morbidity experience and the capitalization of $17.1 million of software costs in 1999, offset by a decrease in realized gains. The improvement in earnings in 1998 reflected increased fee income from variable 401(k) assets and improved group mortality experience. The changes in income tax provisions discussed above under "Company Results of Operations" resulted in an increase in net income for the Employee Benefits segment of $4.7 million in 1999.

401(k) premiums and deposits for 1999 and 1998 increased 11% and 14%, respectively, as the result of higher recurring deposits from existing customers and new sales. Assets under administration (including third-party administration) in 401(k) increased 26% over 1998 to $8.5 billion and 26% from 1997 to 1998, primarily due to strong equity markets.

Equivalent premium revenue and fee income for group life and health increased 19% from 1998 levels as the result of a combination of price increases and the Alta acquisition. From 1997 to 1998, equivalent premium revenue and fee income had increased 32% as a result of a combination of increased sales and the Alta acquisition.

1.      Group Life and Health

The Employee Benefits segment experienced a net increase of 468 group health care customers (employer groups) during 1999 (versus 593 in 1998). Much of the health care growth can be attributed to the introduction of new HMOs in markets with high sales potential, and the Company's ability to offer a choice of managed care products.

To position itself for the future, the Employee Benefits segment is focused on putting in place the products, strategies and processes that will strengthen its competitive position in the evolving managed care environment.

The Company experienced a 6% decrease in total health care membership from 2,266,700 at the end of 1998 to 2,130,400 at year-end 1999 as the result of certain large case terminations. Gatekeeper (i.e., POS and HMO) members grew 5% from 522,300 in 1998 to 549,900 in 1999. The Company expects this segment of the business to grow as additional HMO licenses are obtained and additional Alta members are converted.

Total health care membership increased from 1997 to 1998 by 35% (Alta accounted for 76% of this growth). Gatekeeper members grew 26% from 414,500 in 1997 to 522,300 in 1998, including 61,800 Alta members. Excluding the Alta acquisition, gatekeeper members increased 19%.

2.      401(k)

The number of new 401(k) case sales (employer groups), including third-party administration business generated through the Company's marketing and administration arrangement with New England, decreased 2% to 811 in 1999 from 828 in 1998 (1,235 in 1997). The 401(k) block of business under administration totaled 6,400 employer groups and more than 500,000 individual participants, compared to 6,100 employer groups and 475,000 individual participants in 1998, and 5,700 employer groups and 430,000 individual participants in 1997.

During 1999, the in-force block of 401(k) business continued to perform well, with customer retention of 92.9% versus 93.0% in 1998. This, combined with strong equity markets, resulted in a 26% increase in assets under management during 1999 and 1998, respectively.

In addition to the Company's internally-managed funds, the Company offers externally-managed funds from recognized mutual funds companies such as AIM, Fidelity, Putnam, American Century, Founders and T. Rowe Price. This strategy, supported by participant education efforts, is validated by the fact that 99% of assets contributed in 1999 were allocated to variable funds.

To promote long-term asset retention, the Company enhanced a number of products and services including prepackaged "lifestyle" funds (The Profile Series), expense reductions for high-balance accounts, a rollover IRA product, more effective enrollment communications, one-on-one retirement planning assistance and personal plan illustrations.

3.      Outlook

The Alta, General American, and Allmerica acquisitions will help to provide the Company with critical mass to compete in the consolidating health care market. Through a combination of internal growth and new business acquisitions, the Company expects to grow from 2.1 million members to 3.4 million members by the end of the first quarter of 2001. The Company's life and health and 401(k) sales are projected to double from 1999 results. In order to remain competitive, a focused effort on provider contracting will be essential to ensure competitive morbidity results. A continuing focus on expense levels and synergies will ensure competitive administrative expenses. The ongoing consolidation of the Company's benefit payment offices will remain an important operational issue from both a cost and quality perspective.

The Company will continue the expansion of its One Health Plan managed care subsidiaries. In 2000, it is anticipated that three new licensed HMOs, in Kansas, Missouri and Pennsylvania, will be approved. This will bring the total number of licensed One Health Plan HMOs to 18, which will provide current customers with a comprehensive national managed care network.

Delivering cost-effective, value-added services via the Internet will continue to be a focus for the Company. The Company has already introduced online enrollment capability for 401(k) participants, and later in 2000 it will introduce the same capability for life and health members. In addition, the Company has signed an agreement with an online investment advisor to provide 401(k) participants with personal investment advice via the Internet. This action, combined with a very competitive product portfolio should result in an increase in new case sales.


C.      FINANCIAL SERVICES RESULTS OF OPERATIONS

The following is a summary of certain financial data of the Financial Services segment:

        (Millions)                                   Years Ended December 31,
                                              ----------------------------------------
        INCOME STATEMENT                         1999           1998          1997
                                              ------------   -----------   -----------
        DATA
         Premiums                          $       173    $       248   $       368
         Fee income                                 86             71            62
         Net investment income                     796            802           782
         Realized investment gains                   2             30             7
        (losses)
                                              ------------   -----------   -----------
         Total Revenues                          1,057          1,151         1,219

         Policyholder benefits                     793            872         1,014
         Operating expenses                        143            141           124
                                              ------------   -----------   -----------
         Total benefits and expenses               936          1,013         1,138
                                              ------------   -----------   -----------
         Income from operations                    121            138            81
         Income tax expense                         32             48            20
                                              ------------   -----------   -----------
         Net Income                        $        89    $        90   $        61
                                              ============   ===========   ===========

         Deposits for investment-type
           contracts                       $       608    $     1,307   $       633
         Deposits to separate accounts             838            640           742

During 1999, the Financial Services segment experienced:

o significant growth in participants and separate account funds primarily attributable to the public/non-profit business, o very strong persistency in all lines of business, and o increased sales of BOLI.

Net income for Financial Services decreased 1% in 1999 and increased 48% in 1998. The earnings in 1999 were favorably impacted by improved investment margins and increased fee income, but were adversely impacted by the large decrease in realized investment gains. The improvement in earnings in 1998 reflected higher earnings from an increased asset base, an increase in investment margins, and larger capital gains on fixed maturities. The changes in income tax provisions discussed above under "Company Results of Operations" resulted in an increase in net income for the Financial Services segment of $3.6 million in 1999.

1.      Savings

Premiums decreased $2.5 million or 14%, from $16.8 million in 1998 to $14.3 million in 1999. Premiums decreased $5.8 million or 26%, from $22.6 million in 1997 to $16.8 million in 1998. The decrease in both years is attributable to the continuing trend of policyholders selecting variable annuity options (separate accounts) as opposed to the more traditional fixed annuity products with life contingencies.

Fee income related to savings products increased $10.3 million or 15%, from $71.0 million in 1998 to $81.3 million in 1999. Fee income increased $8.6 million or 14%, from $62.4 million in 1997 to $71.0 million in 1998. The growth in fee income in 1999 and 1998 was the result of new sales and increased fees on variable funds related to growth in equity markets.

Deposits for investment-type contracts decreased $3.1 million or 1%, from $239.0 million in 1998 to $235.9 million in 1999. Deposits for investment-type contracts increased $20.4 million or 9%, from $218.6 million in 1997 to $239.0 million in 1998.

Deposits to separate accounts decreased $2.9 million or 0.4%, from $640.6 million in 1998 to $637.7 million in 1999. Deposits to separate accounts decreased $101.5 million or 14%, from $742.1 million in 1997 to $640.6 million in 1998. The decrease in 1998 was the result of 1997 being inflated by the receipt of a large single deposit in the amount of $120.0 million.

The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit business, including separate accounts but excluding Guaranteed Investment Contracts ("GICs"), increased 2% and 9% during 1999 and 1998 to $7.9 billion and $7.8 billion, respectively. Much of the growth came from the variable annuity business, which was driven by premiums and deposits and strong investment returns in the equity markets. The increase was offset by a decrease primarily due to one major case moving to an independent money manager. The Company did maintain the administrative services contract and fee income associated with this client.

The Financial Services segment's savings business experienced strong growth in 1999. The number of new participants in 1999 was 214,100 compared to 151,300 in 1998 (129,200 in 1997), bringing the total lives under administration to 806,700 in 1999 and 642,500 in 1998.

The Financial Services segment again experienced a very high retention rate on public/non-profit contract renewals, renewing 100% of contracts that were eligible for renewal during the year. Part of this customer loyalty comes from initiatives to provide high-quality service while controlling expenses.

The Company continued to limit sales of GICs and to allow this block of business to contract in response to the highly competitive GIC market. As a result, GIC assets decreased 62% in 1999, to $104.7 million. In 1998, GIC assets decreased 33% from 1997, to $274.8 million.

Customer demand for investment diversification continued to grow during 1999. New contributions to variable business represented 64% of the total 1999 premiums versus 63% in 1998. The Company continues to expand the investment products available through Maxim Series Fund, Inc., and through partnership arrangements with external fund managers. Externally-managed funds offered to participants in 1999 included American Century, Ariel, Fidelity, Founders, INVESCO, Janus, Loomis Sayles, Templeton, T. Rowe Price and Vista.

Customer participation in guaranteed separate accounts increased, as many customers prefer the security of fixed income securities and separate account assets. Assets under management for guaranteed separate account funds were $653.7 million in 1999, compared to $562.3 million in 1998 and $466.2 million in 1997.

FASCorp administered records for approximately 1,595,000 participants in 1999 versus 1,307,000 in 1998. FASCorp's fee income was $53.8 million, $44.0 million and $36.1 million at December 31, 1999, 1998 and 1997, respectively.

2.      Life Insurance

The  Company  continued  its  conservative   approach  to  the  manufacture  and
distribution of traditional life insurance products, while focusing on customer retention and expense management.

Individual life insurance revenue premiums and deposits of $735.3 million in 1999 decreased 43% from 1998 primarily due to reinsurance transactions with Great-West Life, which resulted in $565.8 million of premiums and deposits in 1998. Excluding these reinsurance transactions, individual life insurance revenue premiums and deposits increased 0.1% from 1998. Individual life insurance revenue premiums and deposits of $1.3 billion in 1998 increased 71% from 1997 primarily due to reinsurance transactions with Great-West Life, which resulted in $565.8 million of premiums and deposits in 1998 versus $155.8 million in 1997. Excluding these reinsurance transactions, individual life insurance revenue premiums and deposits increased 14% from 1997 to 1998. The Company also experienced strong BOLI sales in 1998 which more than offset reductions in COLI premiums.

In 1996, the U.S. Congress enacted legislation to phase out the tax deductibility of interest on policy loans on COLI products. Since then, renewal premiums and deposits for COLI products have decreased to $128.5 million in 1999 from $139.8 million in 1998 and $299.8 million in 1997, and the Company expects this decline to continue. As a result of these legislative changes, the Company has shifted its emphasis from COLI to new sales in the BOLI market. This product provides long-term benefits for bank employees and was not affected by the 1996 legislative changes. BOLI premiums and deposits were $436.3 million during 1999, compared to $408.3 million in 1998 and $179.3 million in 1997. The Company continues working closely with existing COLI customers to determine the options available to them and is confident that the effect of the legislative changes will not be material to the Company's operations.

3.      Outlook

During 2000, the Company expects to continue its growth of the third party administration business through FASCorp. The savings business will continue to improve customer service and, at the same time, lower unit costs through the use of Internet services.

The Company will continue to emphasize the development of the institutional life insurance and annuity markets. Internet sales and service is also expected to play a significant role in the life insurance business lines. Increased emphasis was placed on improving Internet functionality during 1999, and it will continue to be a focus in the coming year in the bank and institutional markets.

Strong sales are expected in the BOLI market - the Company's new variable life product has been well received in the market as the separate account option limits credit risk.

d.      INVESTMENT OPERATIONS

The Company's primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines ensure that even under changing market conditions, the Company's assets will meet the cash flow and income requirements of its liabilities. Through dynamic modeling, using state-of-the-art software to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

A summary of the Company's general account invested assets follows:


[Millions]

                                                                          1999         1998
                                                                       -----------  -----------

        Fixed maturities, available for sale, at fair value          $    6,728   $    6,937
        Fixed maturities, held-to-maturity, at amortized cost             2,260        2,200
        Mortgage loans                                                      975        1,133
        Real estate and common stock                                        173          122
        Short-term investments                                              244          420
        Policy loans                                                      2,681        2,859
                                                                       -----------  -----------
            Total invested assets                                    $   13,061   $   13,671
                                                                       ===========  ===========

1.      Fixed Maturities

Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities. The Company's strategy related to mortgage-backed and asset-backed securities is to focus on those with lower volatility and minimal credit risk. The Company does not invest in higher risk collateralized mortgage obligations such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

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

One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.

The distribution of the fixed maturity portfolio (both available for sale and held to maturity) by credit rating is summarized as:

        Credit Rating                                              1999             1998
                                                               --------------  ---------------
        AAA                                                         48.9%           45.6%
        AA                                                           8.9             9.4
        A                                                           19.6            23.8
        BBB                                                         22.3            20.7
        BB and Below (non-investment grade)                          0.3             0.5
                                                               --------------  ---------------
           TOTAL                                                   100.0%          100.0%

At December 31, 1999 and 1998, the Company owned no bonds in default.



2.      Mortgage Loans

During 1999, the mortgage portfolio declined 14% to $1.0 billion, net of impairment reserves. The Company has not actively sought new loan opportunities since 1989 and, as such, has experienced an ongoing reduction in this portfolio's balance.

The Company follows a comprehensive approach to the management of mortgage loans which includes ongoing analysis of key mortgage characteristics such as debt service coverage, net collateral cash flow, property condition, loan to value ratios and market conditions. Collateral valuations are performed for those mortgages which, after review, are determined by management to present possible risks and exposures. These valuations are then incorporated into the determination of the Company's allowance for credit losses.

The average balance of impaired loans increased to $43.9 million in 1999 compared with $31.2 million in 1998, and there were no foreclosures in 1999, compared to $3.0 million in 1998. The low levels of problematic mortgages relative to the Company's overall balance sheet are due to the ongoing decrease in the size of the mortgage portfolio, the Company's active loan management program and overall strength in market conditions.

Occasionally, the Company elects to restructure certain loans if the economic benefits to the Company are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 1999 and 1998, the Company's loan portfolio included $75.7 million and $52.9 million, respectively, of non-impaired restructured loans.

3.      Real Estate and Common Stock

The Company's real estate portfolio is composed primarily of the Head Office property ($91.1 million) and properties acquired through the foreclosure of troubled mortgages ($10.1 million). The Company operates a wholly-owned real estate subsidiary, which attempts to maximize the value of these properties through rehabilitation, leasing and sale. The Company added a third tower to its Head Office complex during the first quarter of 2000.

The common stock portfolio is composed of mutual fund seed money and some private equity investments. The Company anticipates a limited participation in the stock markets in 2000.




4.      Derivatives

The Company uses certain derivatives, such as futures, options and swaps, for purposes of hedging interest rate and foreign exchange risk. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures. The Company has also developed controls within its operations to ensure that only Board authorized transactions are executed. Note 6 to the Consolidated Financial Statements contains a summary of the Company's outstanding financial hedging derivatives.

5.      Outlook

General economic conditions continued to remain strong during 1999. The Company does not expect to recognize any asset writedowns or restructurings in 2000 that would result in a material adverse effect upon the Company's financial condition.

E.      LIQUIDITY AND CAPITAL RESOURCES

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $502.0 million and $596.5 million as of December 31, 1999 and 1998, respectively.

Funds provided from premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The Company's capital resources represent funds available for long-term business commitments and primarily consist of retained earnings and proceeds from the issuance of commercial paper and equity securities. Capital resources provide protection for policyholders and the financial strength to support the underwriting of insurance risks, and allow for continued business growth. The amount of capital resources that may be needed is determined by the Company's senior management and Board of Directors as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company's existing business.

The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had no commercial paper outstanding at December 31, 1999, compared with $39.7 million at December 31, 1998. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

F.      ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which, as amended, is required to be adopted in years beginning after June 15, 2000. This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Although management has not completed its analysis of the impact of this Statement, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company because of the Company's minimal use of derivatives.

See the Note 1 to the Consolidated Financial Statements for additional information regarding accounting pronouncements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's assets are purchased to fund future benefit payments to its policyholders and contractholders. The primary risk of these assets is exposure to rising interest rates. The Company's exposure to foreign currency exchange rate fluctuations is minimal as only nominal foreign investments are held.

To manage interest rate risk, the Company invests in assets that are suited to the products that it sells. For products with fixed and highly predictable benefit payments such as certificate annuities and payout annuities, the Company invests in fixed income assets with cash flows that closely match the liability product cash flows. The Company is then protected against interest rate changes, as any change in the fair value of the assets will be offset by a similar change in the fair value of the liabilities. For products with uncertain timing of benefit payments such as portfolio annuities and life insurance, the Company invests in fixed income assets with expected cash flows that are earlier than the expected timing of the benefit payments. The Company can then react to changing interest rates sooner as these assets mature for reinvestment.

The Company also manages risk with interest rate derivatives such as interest rate caps that pay when interest rates rise. These derivatives are only used to reduce risk and are not used for speculative purposes.

To manage foreign currency exchange risk, the Company uses currency swaps to convert the foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

The Company has estimated the possible effects of interest rate changes at December 31, 1999. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $365 million. This calculation uses projected asset cash flows, discounted back to December 31, 1999. The cash flow projections are shown in the table below. The table shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flow was expected to be received. These spot rates in the benchmark calculation ranged from 5.25% to 6.93%.

                              Projected Cash Flows by Calendar Year ($ millions)

                                                              There-    Undiscounted     Fair
                   2000     2001    2002     2003     2004    after        Total        Value
                  -------  ------- -------- -------  ------- --------- --------------- ---------
Benchmark          1,777    1,683   1,733    1,372    1,199   5,290        13,054        9,401
Interest Rates
  up 1%            1,749    1,652   1,710    1,346    1,183   5,537        13,177        9,036

The Company administers separate account variable annuities for retirement savings products. The Company collects a fee from each account, and this fee is a percentage of the account balance. There is a market risk of lost fee revenue to the Company if equity and bond markets decline. If the equity and bond portfolios decline by 10%, the Company's fee revenue would decline by approximately $11 million per year. The Company is managing this risk for 1999 with a derivative swap that pays the Company a fixed return in exchange for the performance of a combination of equity and bond indexes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the Company's Consolidated Financial Statements for the Years Ended December 31, 1999, 1998, and 1997 and the Independent Auditors' Report thereon.






INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of of GWL&A Financial Inc.:

We have audited the accompanying consolidated balance sheets of GWL&A Financial Inc. (an indirect wholly-owned subsidiary of The Great-West Life Assurance
Company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GWL&A Financial Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" and, accordingly, changed its method of accounting for software development costs.


/s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Denver, Colorado
January 31, 2000



GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(Dollars in Thousands)

===============================================================================================================

                                                               1999                 1998
                                                        -------------------  -------------------
ASSETS

INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost (fair value
      $2,238,581 and $2,298,936)                      $       2,260,581    $       2,199,818
    Available-for-sale, at fair value (amortized cost
      $6,953,383 and $6,752,532)                              6,727,922            6,936,726
  Common stock, at fair value (cost $43,978 and                  69,240               48,640
    $41,932)
  Mortgage loans on real estate, net                            974,645            1,133,468
  Real estate, net                                              103,731               73,042
  Policy loans                                                2,681,132            2,858,673
  Short-term investments, available-for-sale (cost
    approximates fair value)                                    243,709              420,169
                                                        -------------------  -------------------

        Total Investments                                    13,060,960           13,670,536

Cash                                                            258,312              176,369
Reinsurance receivable
  Related party                                                   5,015                5,006
  Other                                                         168,307              187,952
Deferred policy acquisition costs                               282,295              238,901
Investment income due and accrued                               137,810              157,587
Other assets                                                    308,450              311,078
Premiums in course of collection                                142,199               84,940
Deferred income taxes                                           253,323              191,483
Separate account assets                                      12,780,016           10,099,543
                                                        -------------------  -------------------








TOTAL ASSETS                                          $      27,396,687    $      25,123,395
                                                        ===================  ===================




See notes to consolidated financial statements.


===============================================================================================================
                                                                      1999            1998
                                                                 ---------------  --------------
LIABILITIES AND STOCKHOLDER'S EQUITY
POLICY BENEFIT LIABILITIES:
    Policy reserves
      Related party                                            $      555,783   $      555,300
      Other                                                        11,181,900       11,347,548
    Policy and contract claims                                        391,968          428,798
    Policyholders' funds                                              185,623          181,779
    Provision for policyholders' dividends                             70,726           69,530
GENERAL LIABILITIES:
    Due to Parent Corporation                                          35,985           52,877
    Repurchase agreements                                              80,579          244,258
    Commercial paper                                                                    39,731
    Other liabilities                                                 638,495          761,505
    Undistributed earnings on participating business                  130,638          143,717
    Separate account liabilities                                   12,780,016       10,099,543
                                                                 ---------------  --------------
        Total Liabilities                                          26,051,713       23,924,586
                                                                 ---------------  --------------

COMMITMENTS AND CONTINGENCIES

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE COMPANY'S JUNIOR SUBORDINATED
  DEBENTURES                                                          175,000

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares
authorized,
      0 shares issued and outstanding
    Preferred stock, $0 par value; 500,00 shares
      authorized; 50,025 shares issued and outstanding
    Common stock, $0 par value; 500,000 shares
      authorized; 50,025 shares issued and outstanding                    250              250
    Additional paid-in capital                                        707,348          706,588
    Accumulated other comprehensive income (loss)                     (84,861)          61,560
    Retained earnings                                                 547,237          430,411
                                                                 ---------------  --------------
        Total Stockholder's Equity                                  1,169,974        1,198,809
                                                                 ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $   27,396,687   $   25,123,395
                                                                 ===============  ==============



GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(Dollars in Thousands)

===============================================================================================================

                                                        1999           1998            1997
                                                    -------------  --------------  -------------
REVENUES:
  Premiums
    Related party (including premiums
       recaptured totaling $0,
      $0, and $155,798)                           $              $      46,191   $     155,798
    Other (net of premiums ceded totaling
      $85,803, $86,511 and $61,194)                   1,163,183        948,672         677,381
  Fee income                                            635,147        516,052         420,730
  Net investment income
    Related party                                       (10,923)        (9,416)         (8,957)
    Other                                               886,960        906,776         890,630
  Net realized gains on investments                       1,084         38,173           9,800
                                                    -------------  --------------  -------------
                                                      2,675,451      2,446,448       2,145,382
                                                    -------------  --------------  -------------
BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    reinsurance recoveries totaling $80,681,
    $81,205, and $44,871)                               970,250        768,474         543,903
  Increase in reserves
    Related party                                                       46,191         155,798
    Other                                                33,631         78,851          90,013
  Interest paid or credited to contractholders          494,081        491,616         527,784
  Provision for policyholders' share of earnings
    on participating business                            13,716          5,908           3,753
  Dividends to policyholders                             70,161         71,429          63,799
                                                    -------------  --------------  -------------
                                                      1,581,839      1,462,469       1,385,050
  Commissions                                           173,405        144,246         102,150
  Operating expenses (income):
    Related party                                          (768)        (5,094)         (6,292)
    Other                                               593,575        518,228         431,714
  Premium taxes                                          38,330         30,848          24,153
                                                    -------------  --------------  -------------
                                                      2,386,381      2,150,697       1,936,775
INCOME BEFORE INCOME TAXES                              289,070        295,751         208,607
                                                    -------------  --------------  -------------
PROVISION FOR INCOME TAXES:
  Current                                                72,071         81,770          61,644
  Deferred                                               11,223         17,066         (11,797)
                                                    -------------  --------------  -------------
                                                         83,294         98,836          49,847
                                                    -------------  --------------  -------------
NET INCOME                                        $     205,776  $     196,915   $     158,760
                                                    =============  ==============  =============





See notes to consolidated financial statements.



GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(Dollars in Thousands)

===============================================================================================================

                                                                                                Accumulated
                                                                                 Additional       Other
                                   Preferred Stock          Common Stock           Paid-in    Comprehensive  Retained
                               ------------------------------------------------
                                 Shares        Amount   Shares        Amount       Capital    Income (Loss)  Earnings       Total
                               ------------   --------------------  -----------  ----------------------   ----------   ----------
BALANCE, JANUARY 1, 1997       2,000,800   $   121,800   50,025   $       250  $    671,297  $ 14,951    $   226,166  $  1,034,464

   Net income                                                                                                158,760       158,760
   Other comprehensive income                                                                  37,856                       37,856
                                                                                                                         ----------
Total comprehensive income                                                                                                 196,616
                                                                                                                         ----------
Capital contributions                                                                26,483                                 26,483
Dividends                                                                                                    (71,394)      (71,394)
                               ------------   --------------------  -----------  ------------ -----------   ----------   ----------
BALANCE, DECEMBER 31, 1997     2,000,800       121,800   50,025           250       697,780    52,807        313,532     1,186,169




   Net income                                                                                                196,915       196,915
   Other comprehensive income                                                                   8,753                        8,753
                                                                                                                         ----------
Total comprehensive income                                                                                                 205,668
                                                                                                                         ----------
Capital contributions                                                                 8,808                                  8,808
Dividends                                                                                                    (80,036)      (80,036)
Purchase of preferred shares   (2,000,800)    (121,800                                                                    (121,800)
                               ------------   --------------------  -----------  ------------ -----------   ----------   ----------
BALANCE, DECEMBER 31, 1998             0   $         0   50,025   $       250  $    706,588  $ 61,560    $   430,411  $  1,198,809

   Net income                                                                                                205,776       205,776
   Other comprehensive loss                                                                   146,421)                    (146,421)
                                                                                                                         ----------
Total comprehensive loss                                                                                                    59,355
                                                                                                                         ----------
Capital contributions
Dividends                                                                                                    (88,950)      (88,950)
Income tax benefit on stock
  compensation                                                                          760                                    760
                               ------------   --------------------  -----------  ------------ -----------   ----------   ----------
BALANCE, DECEMBER 31, 1999             0   $         0   50,025   $       250  $    707,348  $(84,861)   $   547,237  $  1,169,974
                               ============   ====================  ===========  ============ ===========   ==========   ==========

See    notes   to    consolidated    financial
statements.


GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(Dollars in Thousands)
===============================================================================================================
                                                        1999           1998            1997
                                                    -------------  --------------  -------------
OPERATING ACTIVITIES:
  Net income                                      $     205,776  $     196,915   $     158,760
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain allocated to participating
        policyholders                                    13,716          5,908           3,753
      Amortization of investments                       (22,514)       (15,068)            409
      Net realized gains on investments                  (1,084)       (38,173)         (9,800)
      Depreciation and amortization                      47,339         55,550          46,929
      Deferred income taxes                              11,223         17,066         (11,824)
  Changes in assets and liabilities:
      Policy benefit liabilities                        650,959        938,444         498,114
      Reinsurance receivable                             19,636        (43,643)        112,594
      Accrued interest and other receivables            (37,482)        28,467          30,299
      Other, net                                       (146,157)      (184,536)         64,465
                                                    -------------  --------------  -------------
          Net cash provided by operating                741,412        960,930         893,699
activities
                                                    -------------  --------------  -------------
INVESTING ACTIVITIES:
  Proceeds from sales, maturities, and
    redemptions of investments:
    Fixed maturities
         Held-to maturity
        Sales                                                            9,920
        Maturities and redemptions                      520,511        471,432         359,021
         Available-for-sale
        Sales                                         3,176,802      6,169,678       3,174,246
        Maturities and redemptions                      822,606      1,268,323         771,737
    Mortgage loans                                      165,104        211,026         248,170
    Real estate                                           5,098         16,456          36,624
    Common stock                                         18,116          3,814          17,211
  Purchases of investments:
    Fixed maturities
         Held-to-maturity                              (563,285)      (584,092)       (439,269)
         Available-for-sale                          (4,022,368)    (7,410,485)     (4,314,722)
    Mortgage loans                                       (2,720)      (100,240)         (2,532)
    Real estate                                         (41,482)        (4,581)        (64,205)
    Common stock                                        (19,698)       (10,020)        (29,608)
                                                    -------------  --------------  -------------
         Net cash provided by (used in)
            investing activities                  $      58,684  $      41,231   $    (243,327)
                                                    =============  ==============  =============


                                                        (Continued)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(Dollars in Thousands)

===============================================================================================================
                                                       1999            1998           1997
                                                   --------------  -------------- --------------
FINANCING ACTIVITIES:
  Contract withdrawals, net of deposits          $    (583,900)  $    (507,237)  $   (577,538)
  Due to Parent Corporation                            (16,892)        (73,779)       (19,522)
  Dividends paid                                       (88,950)        (80,036)       (71,394)
  Net commercial paper repayments                      (39,731)        (14,327)       (30,624)
  Net repurchase agreements (repayments)
    borrowings                                        (163,680)        (81,280)        38,802
  Capital contributions                                                  8,808         11,000
  Purchase of preferred shares                                        (121,800)
  Acquisition of subsidiary                                            (82,669)
  Issuance of junior subordinated debentures           175,000
                                                   --------------  -------------- --------------
                                                   --------------  -------------- --------------
        Net cash used in financing activities         (718,153)       (952,320)      (649,276)
                                                   --------------  -------------- --------------

NET INCREASE IN CASH                                    81,943          49,841          1,096

CASH, BEGINNING OF YEAR                                176,369         126,528        125,432
                                                   --------------  -------------- --------------

CASH, END OF YEAR                                $     258,312   $     176,369   $    126,528
                                                   ==============  ============== ==============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year for:
    Income taxes                                 $      76,156   $     111,493   $     86,829
    Interest                                            14,125          13,849         15,124




See notes to consolidated financial statements.                                    (Concluded)


GWL&A FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(Amounts in Thousands, except Share Amounts)
================================================================================

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - GWL&A Financial Inc. (GWL&A Financial or the Company) is an indirect wholly-owned subsidiary of The Great-West Life Assurance Company (the Parent Corporation). GWL&A Financial was incorporated in the state of Delaware on September 16, 1998 to act as a holding company for Great-West Life & Annuity Insurance Company (GWL&A) and its subsidiaries, and was capitalized through a $250 cash investment in exchange for shares of common stock. GWL&A, a Colorado life insurance company, offers a wide range of life insurance, health insurance, and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States. In December 1998, all of the outstanding common stock of GWL&A, which was owned by the Parent Corporation, was contributed to GWL&A Financial. The contribution has been accounted for as a pooling of interests as it represents a combination of entities under common control, and accordingly, the financial statements have been restated for all periods to include the combined financial results of GWL&A Financial and GWL&A.

Basis of Presentation - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

        Investments - Investments are reported as follows:

1. Management determines the classification of fixed maturities at the time of purchase. Fixed maturities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost unless fair value is less than cost and the decline is deemed to be other than temporary, in which case they are written down to fair value and a new cost basis is established.



Fixed maturities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the net unrealized gains and losses reported as accumulated other comprehensive income (loss) in stockholder's equity. The net unrealized gains and losses on derivative financial instruments used to hedge available-for-sale securities are also included in other comprehensive income (loss).

The amortized cost of fixed maturities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts using the effective interest method over the estimated life of the related bonds. Such amortization is included in net investment income. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net realized gains (losses) on investments. 2. Mortgage loans on real estate are carried at their unpaid balances adjusted for any unamortized premiums or discounts and any valuation reserves. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to net investment income using the effective interest method. Accrual of interest is discontinued on any impaired loans where collection of interest is doubtful.

The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its impaired loans. Management's judgement is based on past loss experience, current and projected economic conditions, and extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral.

3. Real estate is carried at cost. The carrying value of real estate is subject to periodic evaluation of recoverability.

4. Investments in common stock are carried at fair value.

5. Policy loans are carried at their unpaid balances.

6. Short-term investments include securities purchased with initial maturities of one year or less and are carried at amortized cost. The Company considers short-term investments to be available-for-sale and amortized cost approximates fair value.

7. Gains and losses realized on disposal of investments are determined on a specific identification basis.

Cash - Cash includes only amounts in demand deposit accounts.



Internal Use Software - Effective January 1, 1999, the Company adopted Statement of Position (SOP) No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for costs associated with computer software developed or obtained for internal use. As a result of the adoption of SOP 98-1, the Company capitalized $18,373 in internal use software development costs for the year ended December 31, 1999.

Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions related to the production of new and renewal business, have been deferred to the extent recoverable. Other costs capitalized include expenses associated with the Company's group sales representatives. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs totaled $43,512, $51,724, and $44,298 in 1999, 1998, and 1997,
respectively.

Separate Accounts - Separate account assets and related liabilities are carried at fair value. The Company's separate accounts invest in shares of Maxim Series Fund, Inc. and Orchard Series Fund, Inc., both diversified, open-end management investment companies which are affiliates of the Company, shares of other external mutual funds, or government or corporate bonds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administrative fees, and mortality and expense risk charges.

Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies of $7,169,885 and $6,866,478 at December 31, 1999 and 1998, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $4,468,685 and $4,908,964 at December 31, 1999 and 1998, respectively, are established at the contractholder's account value.

Reinsurance - Policy reserves ceded to other insurance companies are carried as a reinsurance receivable on the balance sheet (see Note 3). The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.



Policy and Contract Claims - Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on prior experience of the Company.

Participating Fund Account - Participating life and annuity policy reserves are $4,297,823 and $4,108,314 at December 31, 1999 and 1998, respectively.
Participating business approximates 31.0%, 32.7%, and 50.5% of the Company's ordinary life insurance in force and 94.0%, 71.9% and 91.1% of ordinary life insurance premium income for the years ended December 31, 1999, 1998 and 1997, respectively.

The amount of dividends to be paid from undistributed earnings on participating business is determined annually by the Board of Directors. Amounts allocable to participating policyholders are consistent with established Company practice.

The Company has  established a  Participating  Policyholder  Experience  Account
(PPEA) for the benefit of all participating policyholders which is included in the accompanying consolidated balance sheet. Earnings associated with the operation of the PPEA are credited to the benefit of all participating policyholders. In the event that the assets of the PPEA are insufficient to provide contractually guaranteed benefits, the Company must provide such benefits from its general assets.

The Company has also established a Participation Fund Account (PFA) for the benefit of the participating policyholders previously transferred to the Company from the Parent under an assumption reinsurance transaction. The PFA is part of the PPEA. Earnings derived from the operation of the PFA net of a management fee paid to the Company accrue solely for the benefit of the participating policyholders.

Recognition of Premium and Fee Income and Benefits and Expenses - Life insurance premiums are recognized when due. Annuity premiums with life contingencies are recognized as received. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period. Fee income is derived primarily from contracts for claim processing or other administrative services and from assets under management. Fees from contracts for claim processing or other administrative  services are recorded as the  services are  provided.  Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies impact income by means of the provision for future policy benefit reserves, resulting in recognition of profits over the life of the contracts. The average crediting rate on annuity products was approximately 6.2%, 6.3%, and 6.6% in 1999, 1998, and 1997.



Income Taxes - Income taxes are recorded using the asset and liability approach, which requires, among other provisions, the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events (other than the enactments or changes in the tax laws or rules) are considered. Although realization is not assured, management believes it is more likely than not that the deferred tax asset, net of a valuation allowance, will be realized.

Repurchase Agreements and Securities Lending - The Company enters into repurchase agreements with third-party broker/dealers in which the Company sells securities and agrees to repurchase substantially similar securities at a specified date and price. Such agreements are accounted for as collateralized borrowings. Interest expense on repurchase agreements is recorded at the coupon interest rate on the underlying securities. The repurchase fee received or paid is amortized over the term of the related agreement and recognized as an adjustment to investment income.

The Company requires collateral in an amount greater than or equal to 102% of the borrowing for all securities lending transactions.

Derivatives - The Company makes limited use of derivative financial instruments to manage interest rate, market, and foreign exchange risk. Such hedging activity consists primarily of interest rate swap agreements, interest rate floors and caps, foreign currency exchange contracts, options and equity swaps. The differential paid or received under the terms of these contracts is recognized as an adjustment to net investment income on the accrual method. Gains and losses on foreign exchange contracts are deferred and recognized in net investment income when the hedged transactions are realized.

Interest rate swap agreements are used to convert the interest rate on certain fixed maturities from a floating rate to a fixed rate. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amount. Interest rate floors and caps are interest rate protection instruments that require the payment by a counter-party to the Company of an interest rate differential. The differential represents the difference between current interest rates and an agreed-upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Written call options are stock conversion protection agreements that require the counter-party to automatically call the bond for cash when the issuer elects to convert the bond to common stock. Equity swap transactions generally involve the exchange of variable market performance of a basket of securities for a fixed interest rate.


Although derivative financial instruments taken alone may expose the Company to varying degrees of market and credit risk when used solely for hedging purposes, these instruments typically reduce overall market and interest rate risk. The Company controls the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures. As the Company generally enters into transactions only with high quality institutions, no losses associated with non-performance on derivative financial instruments have occurred or are expected to occur.

The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which, as amended, is required to be adopted in years beginning after June 15, 2000. This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Although management has not completed its analysis of the impact of this Statement, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company because of the Company's minimal use of derivatives.

Stock Options - The Company applies the intrinsic value measurement approach under APB Opinion No. 25 to stock-based compensation awards to employees.

2.      ACQUISITION

On July 8, 1998, the Company paid $82,669 in cash to acquire all of the outstanding shares of Alta Health & Life Insurance Company (Alta), formerly known as Anthem Health & Life Insurance Company. The purchase price was based on Alta's adjusted book value, and was subject to further minor adjustments. The results of Alta's operations, which had an insignificant effect on net income in 1998, have been combined with those of the Company since the date of acquisition.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $379,934 and $317,440, respectively. The goodwill representing the purchase price in excess of fair value of net assets acquired is included in other assets and is being amortized over 30 years on a straight-line basis.


3.      RELATED-PARTY TRANSACTIONS

On December 31, 1998, the Company and the Parent Corporation entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured by coinsurance certain Parent Corporation individual non-participating life insurance policies. The Company recorded $859 in premium income and increase in reserves, associated with certain policies, as a result of this transaction. Of the $137,638 in reserves that was recorded as a result of this transaction, $136,779 was recorded under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("SFAS No. 97"), accounting principles. The Company recorded, at the Parent Corporation's carrying amount, which approximates estimated fair value, the following at December 31, 1998 as a result of this transaction:

     Assets                                            Liabilities and Stockholder's Equity

     Cash                               $    24,600    Policy reserves             $  137,638
     Deferred income taxes                    3,816
     Policy loans                            82,649
     Due from Parent Corporation             19,753
     Other                                    6,820
                                          -----------                                -----------
                                        $   137,638                                $  137,638
                                          ===========                                ===========


================================================================================
In connection with this transaction, the Parent Corporation made a capital contribution of $5,608 to the Company.

On September 30, 1998, the Company and the Parent Corporation entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured by coinsurance certain Parent Corporation individual non-participating life insurance policies. The Company recorded $45,332 in premium income and increase in reserves as a result of this transaction. Of the $428,152 in reserves that was recorded as a result of this transaction, $382,820 was recorded under SFAS No. 97 accounting principles. The Company recorded, at the Parent Corporation's carrying amount, which approximates estimated fair value, the following at September 30, 1998 as a result of this transaction:

     Assets                                            Liabilities and Stockholder's Equity
     ===================================

     ===================================
     Bonds                              $   147,475    Policy reserves             $  428,152
     ===================================
     Mortgages                               82,637    Due to Parent Corporation       20,820
     ===================================
     Cash                                   134,900
     ===================================
     Deferred policy acquisition costs        9,724
     ===================================
     Deferred income taxes                   15,762
     ===================================
     Policy loans                            56,209
     ===================================
     Other                                    2,265
     ===================================
                                          -----------                                -----------
                                        $   448,972                                $  448,972
     ===================================  ===========                                ===========

In connection with this transaction, the Parent Corporation made a capital contribution of $3,200 to the Company.


On September 30, 1998, the Company purchased furniture, fixtures and equipment from the Parent Corporation for $25,184. In February 1997, the Company purchased its corporate headquarters properties from the Parent Corporation for $63,700.

On June 30, 1997, the Company recaptured all remaining pieces of an individual participating insurance block of business previously reinsured to the Parent Corporation on December 31, 1992. The Company recorded $155,798 in premium income and increase in reserves as a result of this transaction. The Company recorded, at the Parent Corporation's carrying amount, which approximates estimated fair value, the following at June 30, 1997 as a result of this transaction:

     Assets                                         Liabilities and Stockholder's Equity
     ==============================

     ==============================
     Cash                          $    160,000     Policy reserves              $    155,798
     ==============================
     Bonds                               17,975     Due to Parent Corporation          20,373
     ==============================
     Other                                   60     Deferred income taxes               2,719
     ==============================
                                                    Undistributed earnings on
     ==============================
                                                      participating business             (855)
     ==============================
                                     -------------                                 -------------
                                   $    178,035                                  $    178,035
     ==============================  =============                                 =============

In connection with this transaction, the Parent Corporation made a capital contribution of $11,000 to the Company.

Effective January 1, 1997, all employees of the U.S. operations of the Parent Corporation and the related benefit plans were transferred to the Company. All related employee benefit plan assets and liabilities were also transferred to the Company (see Note 10). The transfer did not have a material effect on the Company's operating expenses as the actual costs associated with the employees and the benefit plans were charged previously to the Company under administrative service agreements between the Company and the Parent Corporation.

The Company performs administrative services for the U.S. operations of the Parent Corporation. The following represents revenue from the Parent Corporation for services provided pursuant to these service agreements. The amounts recorded are based upon management's best estimate of actual costs incurred and resources expended based upon number of policies and/or certificates in force.

                                                   Years Ended December 31,
                                             ----------------------------------------
                                              1999           1998           1997
                                             ----------  -------------  -------------

     Investment management revenue              130    $       475    $       801
     Administrative and underwriting revenue    768          5,094          6,292



At December 31, 1999 and 1998, due to Parent Corporation includes $10,647 and $17,930 due on demand and $25,338 and $34,947 of notes payable which bear interest and mature on October 1, 2006. These notes may be prepaid in whole or in part at any time without penalty; the issuer may not demand payment before the maturity date. The amounts due on demand to the Parent Corporation bear interest at the public bond rate (6.7% and 6.1% at December 31, 1999 and 1998, respectively) while the note payable bears interest at 5.4%.

Interest expense attributable to these related party obligations was $2,665, $9,891, and $9,758 for the years ended December 31, 1999, 1998 and 1997, respectively.

4.      REINSURANCE

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1999 and 1998, the reinsurance receivable had a carrying value of $173,322 and $192,958, respectively.

The  following   schedule   details  life   insurance  in  force  and  life  and
accident/health premiums:


                                           Ceded         Assumed                    Percentage
                                         Primarily to    Primarily                   of Amount
                             Gross        the Parent     from Other       Net         Assumed
                             Amount      Corporation     Companies       Amount        to Net
                          -------------  -------------  ------------- -------------  -----------
     December 31, 1999:
       Life insurance in force:
         Individual     $ 35,362,934   $  5,195,961   $  8,467,877   $ 38,634,850      21.9%
         Group            80,717,198                     2,212,741     82,929,939       2.7%
                          -------------  -------------  -------------  -------------
             Total      $ 116,080,132  $  5,195,961   $ 10,680,618   $ 121,564,789
                          =============  =============  =============  =============

       Premium Income:
         Life insurance $    306,101   $     27,399   $     46,715   $    325,417      14.4%
                             801,755         58,247         79,753        823,261       9.7%
     Accident/health
                          -------------  -------------  -------------  -------------
             Total      $  1,107,856   $     85,646   $    126,468   $  1,148,678
                          =============  =============  =============  =============

     December 31, 1998:
       Life insurance in force:
         Individual     $ 34,017,379   $  4,785,079   $  8,948,442   $ 38,180,742      23.4%
         Group            81,907,539                     2,213,372     84,120,911       2.6%
                          -------------  -------------  -------------  -------------
             Total      $ 115,924,918  $  4,785,079   $ 11,161,814   $ 122,301,653
                          =============  =============  =============  =============


                                            Ceded         Assumed                    Percentage
                                         Primarily to    Primarily                   of Amount
                             Gross        the Parent     from Other       Net         Assumed
                             Amount      Corporation     Companies       Amount        to Net
                          -------------  -------------  ------------- -------------  -----------
       Premium Income:
         Life insurance $    352,710   $     24,720   $     65,452   $    393,442      16.6%
                             571,992         61,689         74,284        584,587      12.7%
     Accident/health
                          -------------  -------------  -------------  -------------
             Total      $    924,702   $     86,409   $    139,736   $    978,029
                          =============  =============  =============  =============

     December 31, 1997:
       Life insurance in force:
         Individual     $ 24,598,679   $  4,040,398   $  3,667,235   $ 24,225,516      15.1%
         Group            51,179,343                     2,031,477     53,210,820       3.8%
                          -------------  -------------  -------------  -------------
             Total      $ 75,778,022   $  4,040,398   $  5,698,712   $ 77,436,336
                          =============  =============  =============  =============

       Premium Income:
         Life insurance $    320,456   $   (127,388)  $     19,923   $    467,767       4.3%
                             341,837         32,645         34,994        344,186      10.2%
     Accident/health
                          -------------  -------------  -------------  -------------
             Total      $    662,293   $    (94,743)  $     54,917   $    811,953
                          =============  =============  =============  =============

5.      NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS



        Net investment income is summarized as follows:

                                                              Years Ended December 31,
                                                     -------------------------------------------
                                                         1999           1998           1997
                                                     -------------  -------------  -------------
     Investment income:
       Fixed maturities and short-term investments  $   637,037   $    638,079   $    633,975
       Mortgage loans on real estate                     88,033        110,170        118,274
       Real estate                                       19,618         20,019         20,990
       Policy loans                                     167,109        180,933        194,826
       Other                                                138            285             18
                                                     -------------  -------------  -------------
                                                        911,935        949,486        968,083
     Investment expenses, including interest on
       amounts charged by the related parties
       of $2,665, $9,891, and $9,758                     35,898         52,126         86,410
                                                     -------------  -------------  -------------
     Net investment income                          $   876,037   $    897,360   $    881,673
                                                     =============  =============  =============

        Net realized gains (losses) on investments are as follows:

                                                              Years Ended December 31,
                                                     -------------------------------------------
                                                         1999           1998           1997
                                                     -------------  -------------  -------------
     Realized gains (losses):
       Fixed maturities                             $    (7,858)  $     38,391   $     15,966
       Mortgage loans on real estate                      1,429            424          1,081
       Real estate                                          513                           363
       Provisions                                         7,000           (642)        (7,610)
                                                     -------------  -------------  -------------
     Net realized gains on investments              $     1,084   $     38,173   $      9,800
                                                     =============  =============  =============



6.      SUMMARY OF INVESTMENTS

        Fixed maturities owned at December 31, 1999 are summarized as follows:

                                                 Gross        Gross      Estimated
                                  Amortized    Unrealized   Unrealized      Fair       Carrying
                                     Cost        Gains        Losses       Value        Value
                                  -----------  -----------  -----------  -----------  -----------
     Held-to-Maturity:
       U.S. Treasury Securities
         and obligations of U.S.
         Government Agencies     $   63,444  $       448  $       687  $   63,205   $   63,444
           Collateralized
     mortgage
              obligations           115,357                     9,360     105,997      115,357
           Public utilities         223,705        2,773        3,011     223,467      223,705
           Corporate bonds        1,724,915       19,179       30,753    1,713,341    1,724,915
           Foreign governments       10,000          213                   10,213       10,000
           State and                123,160          738        1,540     122,358      123,160
     municipalities
                                  -----------  -----------  -----------  -----------  -----------
                                 $2,260,581  $    23,351  $    45,351  $ 2,238,581  $ 2,260,581
                                  ===========  ===========  ===========  ===========  ===========

     Available-for-Sale:
       U.S. Treasury Securities
         and obligations of U.S.
         Government Agencies:
           Collateralized
     mortgage
              obligations        $  752,130  $     2,342  $    21,459  $  733,013   $  733,013
           Direct mortgage pass-
              through               304,099        1,419       11,704     293,814      293,814
     certificates
           Other                    178,142           77        1,431     176,788      176,788
       Collateralized mortgage
          obligations               909,105        1,183       39,980     870,308      870,308
       Public utilities             468,087        1,106       14,242     454,951      454,951
       Corporate bonds            3,929,160       24,287      148,923    3,804,524    3,804,524
       Foreign governments           41,224          654        1,256      40,622       40,622
       State and municipalities     371,436          108       17,642     353,902      353,902
                                  -----------  -----------  -----------  -----------  -----------
                                 $6,953,383  $    31,176  $   256,637  $ 6,727,922  $ 6,727,922
                                  ===========  ===========  ===========  ===========  ===========

        Fixed maturities owned at December 31, 1998 are summarized as follows:

                                                 Gross        Gross      Estimated
                                  Amortized    Unrealized   Unrealized      Fair       Carrying
                                     Cost        Gains        Losses       Value        Value
                                  -----------  -----------  -----------  -----------  -----------
     Held-to-Maturity:
       U.S. Treasury Securities
         and obligations of U.S.
         Government Agencies     $   34,374  $     1,822  $            $   36,196   $   34,374
           Collateralized
     mortgage
              obligations            10,135                      194        9,941       10,135
           Public utilities         213,256       12,999         460      225,795      213,256
           Corporate bonds        1,809,957       78,854       3,983     1,884,828    1,809,957
           Foreign governments       10,133          782                   10,915       10,133
           State and                121,963        9,298                  131,261      121,963
     municipalities
                                  -----------  -----------  -----------  -----------  -----------
                                 $2,199,818  $   103,755  $    4,637   $ 2,298,936  $ 2,199,818
                                  ===========  ===========  ===========  ===========  ===========


                                                 Gross        Gross      Estimated
                                  Amortized    Unrealized   Unrealized      Fair       Carrying
                                     Cost        Gains        Losses       Value        Value
                                  -----------  -----------  -----------  -----------  -----------
     Available-for-Sale:
       U.S. Treasury Securities
         and obligations of U.S.
         Government Agencies:
           Collateralized
     mortgage
              obligations        $  863,479  $    39,855  $    1,704   $  901,630   $  901,630
           Direct mortgage pass-
              through               467,100        4,344         692      470,752      470,752
     certificates
           Other                    191,138        1,765         788      192,115      192,115
       Collateralized mortgage
         obligations                926,797       16,260       1,949      941,108      941,108
       Public utilities             464,096       14,929          36      478,989      478,989
       Corporate bonds            3,557,209      123,318      17,420     3,663,107    3,663,107
       Foreign governments           56,505        2,732                   59,237       59,237
       State and municipalities     226,208        4,588       1,008      229,788      229,788
                                  -----------  -----------  -----------  -----------  -----------
                                 $6,752,532  $   207,791  $   23,597   $ 6,936,726  $ 6,936,726
                                  ===========  ===========  ===========  ===========  ===========

The collateralized mortgage obligations consist primarily of sequential and planned amortization classes with final stated maturities of two to thirty years and average lives of less than one to fifteen years. Prepayments on all mortgage-backed securities are monitored monthly and amortization of the premium and/or the accretion of the discount associated with the purchase of such securities is adjusted by such prepayments.

See Note 8 for additional information on policies regarding estimated fair value of fixed maturities.

The amortized cost and estimated fair value of fixed maturity investments at December 31, 1999, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Held-to-Maturity                Available-for-Sale
                                 ------------------------------  -------------------------------
                                   Amortized       Estimated       Amortized       Estimated
                                     Cost         Fair Value          Cost         Fair Value
                                 --------------  --------------  --------------- ---------------
     Due in one year or less   $      221,172  $      220,644  $      323,466   $     334,701
     Due after one year
       through five years             945,199         941,685       1,286,402       1,251,690
     Due after five years
       Through ten years              684,729         677,531         716,353         684,513
     Due after ten years              118,170         121,921         690,073         650,432
     Mortgage-backed
       Securities                     115,357         105,997       1,965,334       1,897,135
     Asset-backed securities          175,954         170,803       1,971,755       1,909,451
                                 --------------  --------------  --------------- ---------------
                               $    2,260,581  $    2,238,581  $    6,953,383   $   6,727,922
                                 ==============  ==============  =============== ===============


Proceeds from sales of securities available-for-sale were $3,176,802, $6,169,678, and $3,174,246 during 1999, 1998, and 1997, respectively. The realized gains on such sales totaled $10,080, $41,136, and $20,543 for 1999, 1998, and 1997, respectively. The realized losses totaled $19,720, $8,643, and $10,643 for 1999, 1998, and 1997, respectively. During the years 1999, 1998, and 1997, held-to-maturity securities with and amortized cost of $0, $9,920 and $0 were sold due to deterioration with insignificant gains and losses.

At December  31,  1999 and 1998,  pursuant  to fully  collateralized  securities
lending  arrangements,   the  Company  had  loaned  $0  and  $115,168  of  fixed
maturities, respectively.

The Company engages in hedging activities to manage interest rate, market and foreign exchange risk. The following table summarizes the 1999 financial hedge instruments:

                                 Notional             Strike/Swap
     December 31, 1999            Amount                 Rate                   Maturity
     ------------------------  --------------  -------------------------- ----------------------

     Interest Rate Caps      $   1,362,000       7.64% - 11.82% (CMT)         6/00 - 12/04
     Interest Rate Swaps           217,528            4.94%-6.8%              02/00 - 12/06
     Foreign Currency
       Exchange Contracts           19,478                N/A                 03/00 - 07/06
     Equity Swap                   104,152           5.15% - 5.93%                01/01
     Options                        54,100              Various               01/02 - 12/02

        The following table summarizes the 1998 financial hedge instruments:

                                  Notional            Strike/Swap
     December 31, 1998             Amount                Rate                   Maturity
     ------------------------  --------------- -------------------------- ----------------------
     Interest Rate Floor     $     100,000           4.50% (LIBOR)                11/99
     Interest Rate Caps          1,070,000       6.75% - 11.82% (CMT)         12/99 - 10/03
     Interest Rate Swaps           242,451           4.95% - 9.35%            08/99 - 02/03
     Foreign Currency
       Exchange Contracts           34,123                N/A                 05/99 - 07/06
     Equity Swap                    95,652               4.00%                    12/99

        LIBOR   - London Interbank Offered Rate
        CMT            - Constant Maturity Treasury Rate

The Company has established specific investment guidelines designed to emphasize a diversified and geographically dispersed portfolio of mortgages collateralized by commercial and industrial properties located in the United States. The Company's policy is to obtain collateral sufficient to provide loan-to-value ratios of not greater than 75% at the inception of the mortgages. At December 31, 1999, approximately 34% of the Company's mortgage loans were collateralized by real estate located in California.

The following represents impairments and other information with respect to impaired mortgage loans:


                                                                     1999             1998
     ==========================================================  --------------  ---------------

     ==========================================================
     Loans with related allowance for credit losses of
     ==========================================================
       $14,727 and $2,492                                      $       25,877  $      13,192
     ==========================================================
     Loans with no related allowance for credit losses                 17,880         10,420
     ==========================================================
     Average balance of impaired loans during the year                 43,866         31,193
     ==========================================================
     Interest income recognized (while impaired)                        1,877          2,308
     ==========================================================
     Interest income received and recorded (while impaired)
     ==========================================================
       using the cash basis method of recognition                       1,911          2,309
     ==========================================================

As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $75,691 and $52,913 at December 31, 1999 and 1998, respectively.

      The following table presents changes in allowance for credit losses:

                                                         1999           1998           1997
                                                     -------------  -------------  -------------

     Balance, beginning of year                     $    67,242   $     67,242   $     65,242
     Provision for loan losses                           (7,000)           642          4,521
     Chargeoffs                                               -           (787)        (2,521)
     Recoveries                                           1,000            145
                                                     -------------  -------------  -------------
     Balance, end of year                           $    61,242   $     67,242   $     67,242
                                                     =============  =============  =============

7.      COMMERCIAL PAPER

The Company has a commercial paper program that is partially supported by a $50,000 standby letter-of-credit. At December 31, 1999, no commercial paper was outstanding. At December 31, 1998, commercial paper outstanding had maturities ranging from 69 to 118 days and interest rates ranging from 5.10% to 5.22%.


8.  GUARANTEED   PREFERRED   BENEFICIAL   INTERESTS  IN  THE  COMPANY'S   JUNIOR
SUBORDINATED DEBENTURES

On May 4, 1999, Great-West Life & Annuity Insurance Capital I (the Trust), the Company's wholly-owned subsidiary trust created under the laws of the State of Delaware, issued $175,000 of Subordinated Capital Income Securities. The sole assets of the Trust are the $180,412 aggregate principal amount of the Company's 7.25% Junior Subordinated Debentures due June 30, 2048. The obligations of the Trust related to its Junior Subordinated Debentures are fully and unconditionally guaranteed by the Company.


9.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                            December 31,
                                      ----------------------------------------------------------
                                                 1999                          1998
                                      ----------------------------  ----------------------------
                                        Carrying      Estimated       Carrying      Estimated
                                         Amount       Fair Value       Amount       Fair Value
                                      -------------  -------------  -------------  -------------
     ASSETS:
        Fixed maturities and
          short-term investments    $   9,232,212  $  9,210,212   $   9,556,713  $  9,655,831
        Mortgage loans on real
          Estate                          974,645       968,964       1,133,468     1,160,568
        Policy loans                    2,681,132     2,681,132       2,858,673     2,858,673
        Common stock                       69,240        69,240          48,640        48,640

     LIABILITIES:
        Annuity contract reserves
          without life                  4,468,685     4,451,465       4,908,964     4,928,800
     contingencies
        Policyholders' funds              185,623       185,623         181,779       181,779
        Due to Parent Corporation          35,985        33,596          52,877        52,877
        Repurchase agreements              80,579        80,579         244,258       244,258
        Commercial paper                  - -            - -             39,731        39,731
        Guaranteed preferred
           beneficial interests in
     the
           Company's junior
           subordinated debentures        175,000       137,410

                                                            December 31,
                                      ----------------------------------------------------------
                                                 1999                          1998
                                      ----------------------------  ----------------------------
                                        Carrying      Estimated       Carrying      Estimated
                                         Amount       Fair Value       Amount       Fair Value
                                      -------------  -------------  -------------  -------------
     HEDGE CONTRACTS:
        Interest rate floor               - -            - -                 17            17
        Interest rate caps                  4,140         4,140             971           971
        Interest rate swaps                (1,494)       (1,494)          6,125         6,125
        Foreign currency
          exchange contracts                  (10)          (10)            689           689
        Equity swap                        (7,686)       (7,686)         (8,150)       (8,150)
        Options                            (6,220)       (6,220)        - -            - -

The estimated fair values of financial instruments have been determined using available information and appropriate valuation methodologies. However, considerable judgement is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value of fixed maturities that are publicly traded are obtained from an independent pricing service. To determine fair value for fixed maturities not actively traded, the Company utilized discounted cash flows calculated at current market rates on investments of similar quality and term.


Mortgage loans fair value estimates generally are based on discounted cash flows. A discount rate "matrix" is incorporated whereby the discount rate used in valuing a specific mortgage generally corresponds to that mortgage's remaining term. The rates selected for inclusion in the discount rate "matrix" reflect rates that the Company would quote if placing loans representative in size and quality to those currently in the portfolio.

Policy loans accrue interest generally at variable rates with no fixed maturity dates and, therefore, estimated fair value approximates carrying value.

The fair value of annuity contract reserves without life contingencies is estimated by discounting the cash flows to maturity of the contracts, utilizing current crediting rates for similar products.

The estimated fair value of policyholders' funds is the same as the carrying amount as the Company can change the crediting rates with 30 days notice.

The estimated fair value of due to Parent Corporation is based on discounted cash flows at current market rates on high quality investments.

The fair value of the guaranteed preferred beneficial interests in the Company's junior subordinated debentures reflects the price determined in the public market at December 31, 1999.



The carrying value of repurchase agreements and commercial paper is a reasonable estimate of fair value due to the short-term nature of the liabilities.

The estimated fair value of financial hedge instruments, all of which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors. Included in the net loss position for interest rates swaps are $772 and $0 of unrealized losses in 1999 and 1998, respectively. Included in the net gain position for foreign currency exchange contracts are $518 and $932 of loss exposures in 1999 and 1998, respectively.

The carrying amounts for receivables and liabilities reported in the balance sheet approximate fair value due to their short nature.

10.     EMPLOYEE BENEFIT PLANS

Effective January 1, 1997, all employees of the U.S. operations of the Parent Corporation and the related benefit plans were transferred to the Company. See
Note 3 for further discussion.



The Company's Parent had previously accounted for the pension plan under the Canadian Institute of Chartered Accountants (CICA) guidelines and had recorded a prepaid pension asset of $19,091. As U.S. generally accepted accounting principles do not materially differ from these CICA guidelines and the transfer was between related parties, the prepaid pension asset was transferred at carrying value. As a result, the Company recorded the following effective January 1, 1997:

     Prepaid pension cost          $     19,091     Undistributed earnings on    $      3,608
     ==============================
                                                      Participating business
     ==============================
                                                    Stockholder's equity               15,483
     ==============================
                                     -------------                                 -------------
                                   $     19,091                                  $     19,091
     ==============================  =============                                 =============

The following table summarizes changes for the three years December 31, 1999, in the benefit obligations and in plan assets for the Company's defined benefit pension plan and post-retirement medical plan. There is no additional minimum pension liability required to be recognized. There were no amendments to the plans due to the acquisition of Alta.

                                                                         Post-Retirement
                                          Pension Benefits                 Medical Plan
                                     ----------------------------  -----------------------------
                                      1999      1998      1997      1999      1998       1997
                                     --------  --------  --------  --------  --------   --------
     Change in benefit obligation
     Benefit obligation at
       beginning of year          $  131,305 $ 115,057 $ 96,417  $ 19,944  $ 19,454  $  16,160
     Service cost                     7,853     6,834    5,491     2,186      1,365     1,158
     Interest cost                    8,359     7,927    7,103     1,652      1,341     1,191
     Addition of former Alta          4,155
     employees
     Actuarial (gain) loss           (22,363)   5,117    9,470     3,616     (1,613)    1,500
     Prior service for former
     Alta
       employees                                                   2,471
     Benefits paid                   (3,179)   (3,630)   (3,424)    (641)      (603)     (555)
                                     --------  --------  --------  --------  --------   --------
     Benefit obligation at end       126,130   131,305   115,057   29,228    19,944     19,454
     of year
                                     --------  --------  --------  --------  --------   --------

     Change in plan assets
     Fair value of plan assets
     at
       beginning of year          $  183,136 $ 162,879 $ 138,221 $         $         $
     Actual return on plan assets    12,055    23,887    28,082
     Addition of former Alta
     employees
       and other adjustments             81
     Benefits paid                   (3,179)   (3,630)   (3,424)
                                     --------  --------  --------  --------  --------   --------
     Fair value of plan assets at
       end of year                   192,093   183,136   162,879
                                     --------  --------  --------  --------  --------   --------

     Funded status                   65,963    51,831    47,822    (29,228)  (19,944)   (19,454)
     Unrecognized net actuarial
       (gain) loss                   (30,161)  (11,405)  (6,326)   3,464       (113)    1,500
     Unrecognized prior service       3,614                        2,310
     cost
     Unrecognized net obligation
     or
       (asset) at transition         (18,170)  (19,684)  (21,198)  13,736    14,544     15,352
                                     --------  --------  --------  --------  --------   --------
     Prepaid (accrued) benefit    $  21,246  $ 20,742  $ 20,298  $ (9,718) $ (5,513) $  (2,602)
     cost
                                     ========  ========  ========  ========  ========   ========

     Weighted-average
     assumptions as of
     December 31
     Discount rate                     7.50%    6.50%      7.00%     7.50%    6.50%      7.00%
     Expected return on plan           8.50%    8.50%      8.50%     8.50%    8.50%      8.50%
     assets
     Rate of compensation              5.00%    4.00%      4.50%     5.00%    4.00%      4.50%
     increase



                                                                         Post-Retirement
                                          Pension Benefits                 Medical Plan
                                     ----------------------------  -----------------------------
                                      1999      1998      1997      1999      1998       1997
                                     --------  --------  --------  --------  --------   --------
     Components of net periodic
     benefit
     Cost
     Service cost                 $   7,853  $  6,834  $  5,491  $ 2,186   $  1,365  $  1,158
     Interest cost                    8,360     7,927     7,103    1,652      1,341     1,191
     Expected return on plan         (15,664)  (13,691)  (12,286)
     assets
     Amortization of transition      (1,514)   (1,514)   (1,514)     808        808       808
     obligation
     Amortization of
     unrecognized prior
       service cost                     541                          162
     Amortization of gain from
     earlier
       periods                          (80)                          38
                                     --------  --------            --------  --------   --------
                                     --------  --------  --------  --------  --------   --------
     Net periodic (benefit) cost  $    (504) $   (444) $ (1,206) $ 4,846   $  3,514  $  3,157
                                     ========  ========  ========  ========  ========   ========

The Company-sponsored post-retirement medical plan (medical plan) provides health benefits to retired employees. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company's policy will be to fund the cost of the medical plan benefits in amounts determined at the discretion of management. The Company made no contributions to this plan in 1999, 1998, or 1997.

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                             1-Percentage        1-Percentage
                                                                Point               Point
                                                               Increase            Decrease
                                                           -----------------   -----------------
     Increase (decrease) on total of service and
       interest cost on components                      $          1,678    $         (1,285)
     Increase (decrease) on post-retirement
       benefit obligation                                          7,897              (6,186)

The Company sponsors a defined contribution 401(k) retirement plan which provides eligible participants with the opportunity to defer up to 15% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions. For employees hired after January 1, 1999, the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 1999, 1998, and 1997 totaled $5,504, $3,915, and $3,475, respectively.




The Company has a deferred compensation plan providing key executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses, and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The total of participant deferrals, which is reflected in other liabilities, was $17,367, $16,102, and $13,952 for years ending December 31, 1999, 1998, and 1997, respectively. The participant deferrals earn interest at a rate based on the average ten-year composite government securities rate plus 1.5%. The interest expense related to the plan for the years ending December 31, 1999, 1998, and 1997 were $1,231, $1,185, and $1,019, respectively.

The Company also provides a supplemental executive retirement plan (SERP) to certain key executives. This plan provides key executives with certain benefits upon retirement, disability, or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The incremental expense for this plan for 1999, 1998, and 1997 was $3,002, $2,840, and $2,531, respectively. The total liability of $14,608, $11,323, and $8,288 as of December 31, 1999, 1998, and 1997 is included in other liabilities.

11.     FEDERAL INCOME TAXES

The following is a reconciliation between the federal income tax rate and the Company's effective rate:

                                                          1999          1998         1997
                                                       -----------   -----------  -----------
     Federal tax rate                                       35.0  %       35.0  %     35.0   %
     Change in tax rate resulting from:
       Settlement of Parent tax exposures                   (5.9)                    (20.2)
       Provision for contingencies                          (0.5)                      7.7
       Policyholder share of earnings                        1.7           0.7         0.6
       Other, net                                           (1.5)         (2.3)        0.8
                                                       -----------   -----------  -----------
     Total                                                  28.8  %       33.4  %     23.9   %
                                                       ===========   ===========  ===========

The Company's income tax provision was favorably impacted in 1999 and 1997 by releases of contingent liabilities relating to taxes of the Parent Corporation's U.S. branch associated with blocks of business that were transferred from the Parent Corporation's U.S. branch to the Company from 1989 to 1993; the Company had agreed to the transfer of these tax liabilities as part of the transfer of this business. The release recorded in 1999 reflected the resolution of certain tax issues with the Internal Revenue Service (IRS) relating to the 1992 - 1993 audit years. The release recorded in 1997 reflected the resolution of certain tax issues with the IRS relating to the 1990-1991 audit years. The release totaled $17,150 for 1999 and $42,150 for 1997; however, $8,900 of the 1999 release and $15,100 of the 1997 release was attributable to participating policyholders and therefore had no effect on the net income of the Company since that amount was credited to the provision for policyholders' share of earnings (losses).


In addition to this release of contingent tax liabilities, the Company's income tax provision for 1997 also reflects increases for other contingent items relating to open tax years where the Company determined it was probable that additional taxes could be owed based on changes in facts and circumstances. The increase in 1997 was $16,000, of which $10,100 was attributable to participating policyholders and therefore had no effect on the net income of the Company. This increase in contingent tax liabilities has been reflected as a component of the deferred income tax provisions as the Company does not expect near term resolution of these contingencies.

Excluding the effect of the 1999 and 1997 tax items discussed above, the effective tax rate for 1999 and 1997 was 35.2% and 36.4%.

Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                     1999                        1998
                                          ---------------------------  -------------------------
                                           Deferred       Deferred      Deferred      Deferred
                                              Tax           Tax            Tax          Tax
                                             Asset       Liability        Asset      Liability
                                          ------------  -------------  ------------  -----------
     Policyholder reserves              $     131,587 $              $   143,244   $
     Deferred policy acquisition costs                      49,455                       39,933
     Deferred acquisition cost proxy
       tax                                    103,529                    100,387
     Investment assets                         69,561                                    19,870
     Net operating loss
       carryforwards                              444                      2,867
     Other                                                     582         6,566
                                          ------------  -------------  ------------  -----------
             Subtotal                         305,121       50,037       253,064         59,803
     Valuation allowance                       (1,761)                    (1,778)
                                          ------------  -------------  ------------  -----------
             Total Deferred Taxes       $     303,360 $     50,037   $   251,286   $     59,803
                                          ============  =============  ============  ===========

Amounts included in investment assets above include $58,711 and $(34,556) related to the unrealized gains/(losses) on the Company's fixed maturities available-for-sale at December 31, 1999 and 1998, respectively.

The Company will file a consolidated tax return for 1999. Losses incurred by subsidiaries in prior years cannot be offset against operating income of the Company. At December 31, 1999, the Company's subsidiaries had approximately $1,271 of net operating loss carryforwards, expiring through the year 2014. The tax benefit of subsidiaries' net operating loss carryforwards are included in the deferred tax assets at December 31, 1999 and 1998, respectively.

The Company's valuation allowance was increased (decreased) in 1999, 1998, and 1997 by $(17), $(1,792), and $34, respectively, as a result of the re-evaluation by management of future estimated taxable income in its subsidiaries.




Under pre-1984 life insurance company income tax laws, a portion of life insurance company gain from operations was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account." The aggregate accumulation in the account is $7,742 and the Company does not anticipate any transactions which would cause any part of the amount to become taxable. Accordingly, no provision has been made for possible future federal income taxes on this accumulation.

12.     COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". This Statement established new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholder's equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities and related offsets for reserves and deferred policy acquisition costs, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. The 1997 financial statements have been reclassified to conform to the requirements of Statement No. 130.

        Other comprehensive loss at December 31, 1999 is summarized as follows:

                                                                      Tax
     =========================================
                                                  Before-Tax       (Expense)       Net-of-Tax
     =========================================
                                                    Amount        or Benefit         Amount
     =========================================  ---------------  --------------   --------------
     Unrealized gains on available-for-sale
     =========================================
     securities:
     =========================================
        Unrealized holding gains (losses)
     arising
     =========================================
           during the period                  $    (303,033)   $     106,061   $     (196,972)
     =========================================
        Less:  reclassification adjustment
     for
     =========================================
           (gains) losses realized in net            (9,958)           3,485           (6,473)
     income
     =========================================
                                                ---------------  --------------   --------------
        Net unrealized gains (losses)              (312,991)         109,546         (203,445)
     =========================================
     =========================================
     Reserve and  DAC adjustment                     87,729          (30,705)          57,024
                                                ---------------  --------------   --------------
                                                ---------------  --------------   --------------
     Other comprehensive loss                 $    (225,262)   $      78,841   $     (146,421)
     =========================================  ===============  ==============   ==============

        Other comprehensive income at December 31, 1998 is summarized as follows:

                                                                      Tax
                                                  Before-Tax       (Expense)       Net-of-Tax
                                                    Amount        or Benefit         Amount
                                                ---------------  -------------------------------
     Unrealized gains on available-for-sale
     securities:
        Unrealized holding gains (losses)
     arising
           during the period                  $      39,430    $     (13,800)  $       25,630
        Less:  reclassification adjustment
     for
           (gains) losses realized in net           (14,350)           5,022           (9,328)
     income
                                                ---------------  --------------   --------------
        Net unrealized gains                         25,080           (8,778)          16,302
     Reserve and  DAC adjustment                    (11,614)           4,065           (7,549)
                                                ---------------  --------------   --------------
                                                ---------------  --------------   --------------
     Other comprehensive income               $      13,466    $      (4,713)  $        8,753
                                                ===============  ==============   ==============



        Other comprehensive income at December 31, 1997 is summarized as follows:

                                                                      Tax
     =========================================
                                                  Before-Tax       (Expense)       Net-of-Tax
     =========================================
                                                    Amount        or Benefit         Amount
     =========================================  ---------------  --------------   --------------
     Unrealized gains on available-for-sale
     =========================================
     securities:
     =========================================
        Unrealized holding gains (losses)
     arising
     =========================================
           during the period                  $      80,821    $     (28,313)  $       52,508
     =========================================
        Less:  reclassification adjustment
     for
     =========================================
           (gains) losses realized in net             2,012             (704)           1,308
     income
     =========================================
                                                ---------------  --------------   --------------
        Net unrealized gains                         82,833          (29,017)          53,816
     =========================================
     =========================================
     Reserve and  DAC adjustment                    (24,554)           8,594          (15,960)
                                                ---------------  --------------   --------------
                                                ---------------  --------------   --------------
     Other comprehensive income               $      58,279    $     (20,423)  $       37,856
     =========================================  ===============  ==============   ==============

13.     STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS, AND OTHER MATTERS

Effective September 30, 1998, the Company purchased all of its outstanding series of preferred stock, which were owned by the Parent Corporation, for $121,800. At December 31, 1999 and 1998, the Company has 1,500 authorized shares each of Series A, Series B, Series C and Series D cumulative preferred stock; and 2,000,000 authorized shares of non-cumulative preferred stock.

Dividends of $0, $6,692, and $8,854 were paid on preferred stock in 1999, 1998, and 1997, respectively. In addition, dividends of $88,950, $73,344, and $62,540 were paid on common stock in 1999, 1998, and 1997, respectively. Dividends are paid as determined by the Board of Directors.

As an insurance company domiciled in the State of Colorado, the maximum amount of dividends which can be paid to stockholders are subject to restrictions relating to statutory surplus and statutory net gain from operations. Statutory surplus and net gain from operations for GWL&A at December 31, 1998 were $1,007,245 and $245,148 (unaudited), respectively. GWL&A should be able to pay up to $245,148 (unaudited) of dividends in 1999.

14.     STOCK OPTIONS

Great-West Lifeco Inc. (Lifeco) is the parent of the Parent Corporation. Lifeco has a stock option plan (the Lifeco plan) that provides for the granting of options for common shares of Lifeco to certain officers and employees of Lifeco and its subsidiaries, including the Company. Options may be awarded at no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options, unless otherwise determined by a committee that administers the Lifeco plan. As of December 31, 1999, 1998, and 1997, stock available for award to Company employees under the Lifeco plan aggregated 885,150, 1,424,400, and 3,440,000 shares.



The plan provides for the granting of options with varying terms and vesting requirements. The basic options under the plan become exercisable twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of grant. Options granted in 1998 and 1997 to Company employees totaling 278,000 and 1,832,000, respectively, become exercisable if certain long-term cumulative financial targets are attained. If exercisable, the exercise period runs from April 1, 2002 to June 26, 2007. Additional options granted in 1998 totaling 380,000 become exercisable if certain sales or financial targets are attained. During 1999 and 1998, 11,250 and 30,000 of these options vested and accordingly, the Company recognized compensation expense of $23 and $116, respectively. If exercisable, the exercise period runs from the date that the particular options become exercisable until January 27, 2008.

The following table summarizes the status of, and changes in, Lifeco options granted to Company employees which are outstanding and the weighted-average exercise price (WAEP) for the years ended December 31. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                    1999                   1998                    1997
                            ---------------------  ----------------------  ----------------------
                             Options      WAEP      Options       WAEP      Options       WAEP
                            -----------  --------  -----------  ---------  -----------  ---------
     Outstanding, Jan. 1,    6,544,824 $    8.07    5,736,000 $    7.71    4,104,000  $   6.22
       Granted                 575,500     16.48      988,000     13.90    1,932,000     11.56
       Exercised               234,476      5.69       99,176      5.93       16,000      5.95
       Expired or              318,750     13.81       80,000     13.05      284,000      6.17
     canceled
                            -----------  --------  -----------  ---------  -----------  ---------
     Outstanding, Dec.       6,567,098      9.04    6,544,824      8.07    5,736,000      7.71
     31,
                            ===========  ========  ===========  =========  ===========  =========

     Options exercisable
       at year-end           2,215,998 $    6.31    1,652,424 $    5.72      760,800  $   5.96
                            ===========  ========  ===========  =========  ===========  =========

     Weighted average
     fair
     value of options
     granted during year  $    5.23              $    4.46               $   2.83
                            ===========            ===========             ===========

        The following table summarizes the range of exercise prices for outstanding Lifeco common stock options granted to Company employees at December 31, 1999:

                                         Outstanding                        Exercisable
     ====================  ----------------------------------------  ---------------------------
                                                         Average                      Average
     ====================
          Exercise                          Average     Exercise                     Exercise
     ====================
         Price Range          Options        Life         Price        Options         Price
     --------------------  --------------  ----------  ------------  -------------  ------------
     $ 5.87  -   7.80        3,554,348        6.63   $     5.95        2,108,748  $    5.92
     ====================
     $11.25 - 15.81          2,842,000        7.86   $    12.37          107,250  $   14.03
     ====================
     $16.53 - 18.65            170,500        9.18        17.93           -              -
     ====================

        Of the exercisable Lifeco options, 2,174,748 relate to basic option grants and 41,250 relate to variable grants.



Power Financial Corporation (PFC), which is the parent corporation of Lifeco, has a stock option plan (the PFC plan) that provides for the granting of options for common shares of PFC to key employees of PFC and its affiliates. Prior to the creation of the Lifeco plan in April 1996, certain officers of the Company participated in the PFC plan in Canada. Under the PFC plan, options may be awarded at no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options, unless otherwise determined by a committee that administers the PFC plan. As of December 31, 1999, 1998 and 1997, stock available for award under the PFC plan aggregated 4,340,800, 4,400,800, and 4,400,800 shares.

Options granted to officers of the Company under the PFC plan became exercisable twenty percent per year commencing on the date of the grant and expire ten years from the date of grant.

The following table summarizes the status of, and changes in, PFC options granted to Company officers which remain outstanding and the weighted-average exercise price (WAEP) for the years ended December 31. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                    1999                   1998                    1997
                            ---------------------  ----------------------  ----------------------
                             Options      WAEP      Options       WAEP      Options       WAEP
                            -----------  --------  -----------  ---------  -----------  ---------
     Outstanding, Jan. 1,      355,054 $    2.89    1,076,000 $    3.05    1,329,200  $   3.14
       Exercised                70,000      2.28      720,946      2.98      253,200      2.93
                            -----------  --------  -----------  ---------  -----------  ---------
     Outstanding, Dec.         285,054      3.23      355,054      2.89    1,076,000      3.05
     31,
                            ===========  ========  ===========  =========  ===========  =========

     Options exercisable
       at year-end             285,054 $    3.23      355,054 $    2.89    1,076,000  $   3.05
                            ===========  ========  ===========  =========  ===========  =========

As of December 31, 1999, the PFC options outstanding have exercise prices between $2.38 and $3.65 and a weighted-average remaining contractual life of 1.7 years.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", under which compensation expenses for stock options are generally not recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock option plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by $1,039, $727, and $608, in 1999, 1998, and 1997, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options granted in 1999, 1998, and 1997, respectively: dividend yields of 3.63%, 3.0% and 3.0%, expected volatility of 32.4%, 34.05%, and 24.04%, risk-free interest rates of 6.65%, 4.79%, and
4.72%, and expected lives of 7.5 years.



15.     SEGMENT INFORMATION

The Company has two reportable segments: Employee Benefits and Financial Services. The Employee Benefits segment markets group life and health and 401(k) products to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to public and not-for-profit employers and individuals and offers life insurance products to individuals and businesses.

The accounting  policies of the segments are the same as those described in Note
1. The Company evaluates performance based on profit or loss from operations after income taxes.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels.

The Company's operations are not materially dependent on one or a few customers, brokers or agents.

Summarized segment financial information for the year ended and as of December 31 was as follows:


        Year ended December 31, 1999

        Operations:

                                                 Employee         Financial         Total
     ========================================
                                                 Benefits         Services           U.S.
     ========================================  --------------   --------------  ---------------
     Revenue:
     ========================================
        Premium income                       $     990,449   $      172,734   $   1,163,183
     ========================================
        Fee income                                 548,580           86,567         635,147
     ========================================
        Net investment income                       80,090          795,947         876,037
     ========================================
        Realized investment gains (losses)          (1,224)           2,308           1,084
     ========================================  --------------   --------------  ---------------
             Total revenue                       1,617,895        1,057,556       2,675,451
     ========================================
     Benefits and Expenses:
     ========================================
        Benefits                                   789,084          792,755       1,581,839
     ========================================
        Operating expenses                         661,119          143,423         804,542
     ========================================  --------------   --------------  ---------------
             Total benefits and expenses         1,450,203          936,178       2,386,381
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------

     ========================================
     ========================================
             Net operating income before           167,692          121,378         289,070
             income taxes
     ========================================
     Income taxes                                   51,021           32,273          83,294
                                               --------------   --------------  ---------------
             Net income                      $     116,671   $       89,105   $     205,776
     ========================================  ==============   ==============  ===============



        Assets:

                                                 Employee         Financial         Total
     ========================================
                                                 Benefits         Services           U.S.
     ========================================  --------------   --------------  ---------------
     Investment assets                       $   1,467,464   $   11,593,496   $  13,060,960
     ========================================
     Other assets                                  646,036          909,675       1,555,711
     ========================================
     Separate account assets                     7,244,145        5,535,871      12,780,016
     ========================================  --------------   --------------  ---------------
             Total assets                    $   9,357,645   $   18,039,042   $  27,396,687
     ========================================  ==============   ==============  ===============


        Year ended December 31, 1998

        Operations:

                                                 Employee         Financial         Total
     ========================================
                                                 Benefits         Services           U.S.
     ========================================  --------------   --------------  ---------------
     Revenue:
     ========================================
        Premium income                       $     746,898   $      247,965   $     994,863
     ========================================
        Fee income                                 444,649           71,403         516,052
     ========================================
        Net investment income                       95,118          802,242         897,360
     ========================================
        Realized investment gains (losses)           8,145           30,028          38,173
     ========================================  --------------   --------------  ---------------
             Total revenue                       1,294,810        1,151,638       2,446,448
     ========================================
     Benefits and Expenses:
     ========================================
        Benefits                                   590,058          872,411       1,462,469
     ========================================
        Operating expenses                         546,959          141,269         688,228
     ========================================  --------------   --------------  ---------------
             Total benefits and expenses         1,137,017        1,013,680       2,150,697
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------

     ========================================
     ========================================
             Net operating income before           157,793          137,958         295,751
             income taxes
     ========================================
     Income taxes                                   50,678           48,158          98,836
                                               --------------   --------------  ---------------
             Net income                      $     107,115   $       89,800   $     196,915
     ========================================  ==============   ==============  ===============

        Assets:

                                                 Employee         Financial         Total
     ========================================
                                                 Benefits         Services           U.S.
     ========================================  --------------   --------------  ---------------
     Investment assets                       $   1,434,691   $   12,235,845   $  13,670,536
     ========================================
     Other assets                                  567,126          785,940       1,353,066
     ========================================
     Separate account assets                     5,704,313        4,395,230      10,099,543
     ========================================  --------------   --------------  ---------------
             Total assets                    $   7,706,130   $   17,417,015   $  25,123,145
     ========================================  ==============   ==============  ===============





   Year ended December 31, 1997

        Operations:

                                                 Employee         Financial         Total
     ========================================
                                                 Benefits         Services           U.S.
     ========================================  --------------   --------------  ---------------
     Revenue:
     ========================================
        Premium income                       $     465,143   $      368,036   $     833,179
     ========================================
        Fee income                                 358,005           62,725         420,730
     ========================================
        Net investment income                      100,067          781,606         881,673
     ========================================
        Realized investment gains (losses)           3,059            6,741           9,800
     ========================================  --------------   --------------  ---------------
             Total revenue                         926,274        1,219,108       2,145,382
     ========================================
     Benefits and Expenses:
     ========================================
        Benefits                                   371,333        1,013,717       1,385,050
     ========================================
        Operating expenses                         427,969          123,756         551,725
     ========================================  --------------   --------------  ---------------
             Total benefits and expenses           799,302        1,137,473       1,936,775
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------

     ========================================
     ========================================
             Net operating income
     ========================================
             before income taxes                   126,972           81,635         208,607
     ========================================
     Income taxes                                   28,726           21,121          49,847
                                               --------------   --------------  ---------------
             Net income                      $      98,246   $       60,514   $     158,760
     ========================================  ==============   ==============  ===============

The following table, which summarizes premium and fee income by segment, represents supplemental information.

                                           1999            1998             1997
     ===============================  ---------------  --------------   --------------
                                      ---------------
     Premium Income:
     ===============================
     ===============================
        Employee Benefits
     ===============================
            Group Life & Health     $     990,449    $     746,898   $      465,143
     ===============================  ---------------  --------------   --------------
                 Total Employee           990,449          746,898          465,143
     Benefits
                                      ---------------  --------------   --------------
                                      ---------------  --------------   --------------
        Financial Services
     ===============================
     ===============================
            Savings                        14,344           16,765           22,634
     ===============================
            Individual Insurance          158,390          231,200          345,402
                                      ---------------  --------------   --------------
                                      ---------------  --------------   --------------
                 Total Financial          172,734          247,965          368,036
     Services
     ===============================  ---------------  --------------   --------------
             Total premium income   $   1,163,183    $     994,863   $      833,179
     ===============================  ===============  ==============   ==============
                                      ---------------
     Fee Income:
     ===============================
     ===============================
        Employee Benefits
     ===============================
            Group Life & Health     $     454,071    $     366,805   $      305,302
     ===============================
              (uninsured plans)
     ===============================
            401(k)                         94,509           77,844           52,703
                                      ---------------  --------------   --------------
                                      ---------------  --------------   --------------
                 Total Employee           548,580          444,649          358,005
     Benefits
     ===============================  ---------------  --------------   --------------
                                      ---------------  --------------   --------------
        Financial Services
     ===============================
     ===============================
            Savings                        81,331           71,403           62,725
     ===============================
            Individual Insurance            5,236
                                      ---------------  --------------   --------------
                                      ---------------  --------------   --------------
                 Total Financial           86,567           71,403           62,725
     Services
     ===============================  ---------------  --------------   --------------
             Total fee income       $     635,147    $     516,052   $      420,730
     ===============================  ===============  ==============   ==============



16.     COMMITMENTS AND CONTINGENCIES

On October 6, 1999, the Company entered into a purchase and sale agreement (the Agreement) with Allmerica Financial Corporation (Allmerica) to acquire Allmerica's group life and health insurance business on March 1, 2000. This business primarily consists of administrative services only and stop loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price, as defined in the Agreement, will be based on a percentage of the amount in-force at March 1, 2000 contingent on the persistency of the block of business through March 2001. Management does not expect the purchase price to have a material impact on the Company's consolidated financial statements.

The  Company  is  involved  in various  legal  proceedings,  which  arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

17.     SUBSEQUENT EVENTS

Effective January 1, 2000, the Company coinsured the majority of General American Life Insurance Company's (General American) group life and health insurance business which primarily consists of administrative services only and stop loss policies. The agreement is expected to convert to an assumption reinsurance agreement by January 1, 2001, pending regulatory approval. The Company assumed approximately $150,000 of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and miscellaneous assets from General American.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

In the two most recent fiscal years or any subsequent interim period,  there has
been  no  change  in  the  Company's   independent   accountants   or  resulting
disagreements on accounting and financial disclosure.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      IDENTIFICATION OF DIRECTORS

Director                                Age        Served as        Principal Occupation(s) For
                                                 Director From            Last Five Years

James Balog                              71           1998        Company Director


James W. Burns, O.C.                     70           1998        Chairman of the Boards of
                                                                  Great-West Lifeco, Great-West
                                                                  Life, London Insurance Group
                                                                  Inc. and London Life Insurance
                                                                  Company; Deputy Chairman,
                                                                  Power Corporation

Orest T. Dackow                          63           1998        President and Chief Executive
                                                                  Officer, Great-West Lifeco

Andre Desmarais                          43           1998        President and Co-Chief
(2)                                                               Executive Officer, Power
                                                                  Corporation; Deputy Chairman,
                                                                  Power Financial

Paul Desmarais, Jr.                      45           1998        Chairman and Co-Chief
(2)                                                               Executive Officer, Power
                                                                  Corporation; Chairman, Power
                                                                  Financial

Robert G. Graham                         68           1998        Company Director since January
                                                                  1996; previously Chairman and
                                                                  Chief Executive Officer,
                                                                  Inter-City Products
                                                                  Corporation (a company engaged
                                                                  in the manufacture and
                                                                  distribution of air
                                                                  conditioning, heating and
                                                                  related products)

Robert Gratton                           56           1998        Chairman of the Board of the
                                                                  Company and GWL&A, President
                                                                  and Chief Executive Officer,
                                                                  Power Financial

N. Berne Hart                            70           1998        Company Director
(1)

Kevin P. Kavanagh                        67           1998        Company Director; Chancellor,
(1)                                                               Brandon University

William Mackness                         61           1998        Company Director since July
                                                                  1995; previously Dean, Faculty
                                                                  of Management, University of
                                                                  Manitoba

William T. McCallum                      57           1998        President and Chief Executive
                                                                  Officer of the Company and
                                                                  GWL&A, President and Chief
                                                                  Executive Officer, United
                                                                  States Operations, Great-West
                                                                  Life

Jerry E.A. Nickerson                     63           1998        Chairman of the Board, H.B.
(1)                                                               Nickerson & Sons Limited (a
                                                                  management and holding company)

The Honourable                           62           1998        Vice-Chairman, Power
P. Michael Pitfield, P.C., Q.C.                                   Corporation; Member of the
                                                                  Senate of Canada

Michel Plessis-Belair, F.C.A.            57           1998        Vice-Chairman and Chief
(1)                                                               Financial Officer, Power
                                                                  Corporation; Executive
                                                                  Vice-President and Chief
                                                                  Financial Officer, Power
                                                                  Financial

Brian E. Walsh                           46           1998        Co-Founder and Managing
                                                                  Partner, Veritas Capital
                                                                  Management, LLC (a merchant
                                                                  banking company) since
                                                                  September 1997; previously
                                                                  Partner, Trinity L.P. (an
                                                                  investment company) from
                                                                  January 1996; previously
                                                                  Managing Director and Co-Head,
                                                                  Global Investment Bank,
                                                                  Bankers Trust Company (an
                                                                  investment/commercial bank)

 (1)    Member of the Audit Committee
 (2)    Mr. Andre Desmarais and Mr. Paul Desmarais, Jr. are brothers.

Unless otherwise indicated, all of the directors have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

Directors are elected annually to serve until the following annual meeting of shareholders.

The following lists directorships held by the directors of the Company, on companies whose securities are traded publicly in the United States or that are investment companies registered under the Investment Company Act of 1940.

J. Balog       .......Transatlantic Holdings
 ........       .......Phoenix Investment Partners

A. Desmarais   The Seagram Company Limited

P. Desmarais, Jr......Rhodia S.A.





B.......IDENTIFICATION OF EXECUTIVE OFFICERS

Executive Officer                 Age      Served as Executive         Principal Occupation(s) For
                                               Officer From                  Last Five Years

William T. McCallum               57               1998           President and Chief Executive
President and Chief                                               Officer of the Company and GWL&A,
Executive Officer                                                 President and Chief Executive
                                                                  Officer, United States Operations,
                                                                  Great-West Life

Mitchell T.G. Graye               44               1998           Executive Vice President and Chief
Executive Vice President and                                      Financial Officer of the Company and
Chief Financial Officer                                           GWL&A, Executive Vice President and
                                                                  Chief Financial Officer, United
                                                                  States, Great-West Life

John T. Hughes                    63               1998           Senior Vice President, Chief
Senior Vice President,                                            Investment Officer of the Company
Chief Investment Officer                                          and GWL&A, Senior Vice President,
                                                                  Chief Investment Officer, United
                                                                  States, Great-West Life

D. Craig Lennox                   52               1998           Senior Vice President, General
Senior Vice President,                                            Counsel and Secretary of the Company
General Counsel and Secretary                                     and GWL&A, Senior Vice President and
                                                                  Chief U.S. Legal Officer, Great-West
                                                                  Life

Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

The appointments of executive officers are confirmed annually.


ITEM 11.   EXECUTIVE COMPENSATION

A.      SUMMARY COMPENSATION TABLE

The executive officers of the Company do not receive any remuneration for their services as executive officers of the Company. The following table sets out all compensation paid by GWL&A to the individuals who were, at December 31, 1999, the Chief Executive Officer and the other four most highly compensated executive officers of GWL&A (collectively the "Named Executive Officers") for the three most recently completed financial years.

                                          SUMMARY COMPENSATION TABLE
======================================================================= =========================
                                         Annual compensation            Long-term compensation
                                                                        awards
----------------------------------------------------------------------- -------------------------
-------------------------- ------------- ------------- ---------------- -------------------------
Name and                       Year         Salary          Bonus             Options (1)
principal position                           ($)             ($)                  (#)
-------------------------- ------------- ------------- ---------------- -------------------------
-------------------------- ------------- ------------- ---------------- -------------------------
W.T. McCallum                  1999        955,303         680,000            100,000 (2)
President and                  1998        651,667         432,250                 -
Chief Executive Officer        1997        608,708         406,250            600,000 (3)

-------------------------- ------------- ------------- ---------------- -------------------------
-------------------------- ------------- ------------- ---------------- -------------------------
D.L. Wooden                    1999        365,000         219,000                 -
Executive Vice                 1998        330,000         198,000                 -
President, Financial           1997        300,000         150,000            300,000 (3)
Services
-------------------------- ------------- ------------- ---------------- -------------------------
-------------------------- ------------- ------------- ---------------- -------------------------
J.D. Motz                      1999        385,000         192,500                 -
Executive Vice                 1998        350,000         157,500                 -
President, Employee            1997        300,000         151,300            100,000 (2)
Benefits                                                                      300,000 (3)
-------------------------- ------------- ------------- ---------------- -------------------------
-------------------------- ------------- ------------- ---------------- -------------------------
J.T. Hughes                    1999        350,000         185,500                 -
Senior Vice President,         1998        338,000         185,900                 -
Chief Investment Officer       1997        324,000         162,000                 -

-------------------------- ------------- ------------- ---------------- -------------------------
-------------------------- ------------- ------------- ---------------- -------------------------
M.T.G. Graye Executive         1999        315,000         189,000                 -
Vice President and Chief       1998        275,000         151,250             18,000 (2)
Financial Officer                                                              18,000 (3)
                               1997        219,469         117,958            132,000 (3)

========================== ============= ============= ================ =========================

(1) The options set out are options for common shares of Great-West Lifeco which are granted by Great-West Lifeco pursuant to the Great-West Lifeco Stock Option Plan ("Lifeco Options").

(2) These Lifeco Options become exercisable 20% per year commencing on the first anniversary of the grant and expire ten years after the date of the grant.

(3) All or portions of these Lifeco Options become exercisable if certain financial targets are attained. If exercisable, the exercise period runs from April 1, 2002 to June 26, 2007.


B.      OPTIONS

The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Great-West Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.44.

                                       OPTION GRANTS IN LAST FISCAL YEAR
============================================================================= ========================
                                                                              Potential realizable
                                                                              value at assumed
                             Individual grants                                annual rates of stock
                                                                              price appreciation for
                                                                              option term
----------------------------------------------------------------------------- ------------------------

                                  Percent of
                                    total
                      Options      options      Exercise
       Name           granted     granted to     or base    Expiration date       5%          10%
                        (#)       employees       price                          ($)          ($)
                                  in fiscal     ($/share)
                                     year
------------------- ------------ ------------- ------------ ----------------- ----------- ------------
W.T. McCallum         100,000       11.01         15.37       June 9, 2009     967,000     2,450,000
=================== ============ ============= ============ ================= =========== ============


Prior to April 24,1996, the Named Executive Officers participated in the Power Financial Employee Share Option Plan pursuant to which options to acquire common shares of Power Financial ("PFC Options") were granted. The following table describes all PFC Options exercised in 1999, and all unexercised PFC Options held as of December 31, 1999, by the Named Executive Officers. PFC Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.44.

                                      AGGREGATED PFC OPTION EXERCISES IN
                              LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
=================================================== =========================== ============================
                                                      Unexercised options at       Value of unexercised
                                                         fiscal year-end          in-the-money options at
                                                               (#)                    fiscal year-end
                                                                                            ($)
--------------------------------------------------- --------------------------- ----------------------------
                         Shares
                        acquired         Value
Name                   on exercise      realized           Exercisable                  Exercisable
                           (#)            ($)             Unexercisable                Unexercisable
-------------------- ---------------- ------------- ------------- ------------- ------------- --------------
D.L. Wooden                 -              -          176,000          -         2,309,809          -
                                                                  -------------               --------------
-------------------- ---------------- ------------- ------------- ------------- ------------- --------------
M.T.G. Graye             70,000        1,150,716       70,000          -          919,813           -
==================== ================ ============= ============= ============= ============= ==============



Commencing April 24,1996, the Named Executive Officers began participating in the Great-West Lifeco Stock Option Plan. The following table describes all Lifeco Options exercised in 1999, and all unexercised Lifeco Options held as of December 31, 1999, by the Named Executive Officers. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.44.

                                     AGGREGATED LIFECO OPTION EXERCISES IN
                              LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
================================================== =========================== ============================
                                                     Unexercised options at       Value of unexercised
                                                        fiscal year-end          in-the-money options at
                                                              (#)                    fiscal year-end
                                                                                           ($)
-------------------------------------------------- --------------------------- ----------------------------
                           Shares
                          acquired      Value
Name                     on            realized           Exercisable                  Exercisable
                          exercise       ($)             Unexercisable                Unexercisable
                            (#)
------------------------ ----------- ------------- ------------- ------------- ------------- --------------
W.T. McCallum                -            -        360,000       940,000       3,717,991     5,528,894
                                                   -------------                             --------------
------------------------ ----------- ------------- ------------- ------------- ------------- --------------
D.L. Wooden                  -            -        120,000       380,000       1,239,331     2,308,855
                                                   -------------                             --------------
------------------------ ----------- ------------- ------------- ------------- ------------- --------------
J.D. Motz                    -            -        160,000       440,000       1,575,242     2,812,722
                                                   -------------                             --------------
------------------------ ----------- ------------- ------------- ------------- ------------- --------------
J.T. Hughes                  -            -        96,000        64,000        991,464       660,976
                                                   -------------                             --------------
------------------------ ----------- ------------- ------------- ------------- ------------- --------------
M.T.G. Graye                 -            -        82,800        217,200       825,726       900,072
======================== =========== ============= ============= ============= ============= ==============

C.      PENSION PLAN TABLE

The following table sets out the pension benefits payable to the Named Executive Officers by Great-West Life or GWL&A.

                                              PENSION PLAN TABLE
========================= =============================================================
                                                Years of service
                          -------------------------------------------------------------
Remuneration
($)
                               15        20          25
                          30               35
------------------------- -------------------------------------------------------------
400,000                    120,000        160,000      200,000      240,000
                          240,000
------------------------- -------------------------------------------------------------
500,000                    150,000        200,000      250,000      300,000
                          300,000
------------------------- -------------------------------------------------------------
600,000                    180,000        240,000      300,000      360,000
                          360,000
------------------------- -------------------------------------------------------------
700,000                    210,000        280,000      350,000      420,000
                          420,000
------------------------- -------------------------------------------------------------
800,000                    240,000        320,000        400,000      480,000
                             480,000
------------------------- -------------------------------------------------------------
------------------------- -------------------------------------------------------------
900,000                   270,000         360,000        450,000      540,000
                             540,000
------------------------- -------------------------------------------------------------
------------------------- -------------------------------------------------------------
1,000,000                 300,000         400,000        500,000      600,000
                             600,000
========================= =============================================================


The Named Executive Officers have the following years of service.

Name                  Years of Service

W.T. McCallum  34
D.L. Wooden           9
J.D. Motz             29
J.T. Hughes           10
M.T.G. Graye   6

For W.T. McCallum, the benefits shown are payable commencing December 31, 2000, and remuneration is the average of the highest 36 consecutive months of compensation during the last 84 months of employment. For M.T.G. Graye, J.T. Hughes, J.D. Motz and D.L. Wooden, the benefits shown are payable upon the attainment of age 62, and remuneration is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. The normal form of pension is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis. The benefits listed in the table are subject to deduction for social security and other retirement benefits.

D.      COMPENSATION OF DIRECTORS

The directors of the Company do not receive any remuneration for their services as directors of the Company. Each director of the Company is also a director of GWL&A. The following sets out remuneration paid by GWL&A to its directors during 1999.

For each director of GWL&A who is not also a director of Great-West Life, GWL&A pays an annual fee of $17,500, and a meeting fee of $1,000 for each meeting of the Board of Directors or a committee thereof attended. For each director of GWL&A who is also a director of Great-West Life, GWL&A pays a meeting fee of $1,000 for each meeting of the Board of Directors or a committee thereof attended which is not coincident with a Great-West Life meeting. In addition, all directors are reimbursed for incidental expenses.

The above amounts are paid in the currency of the country of residence of the director.

E.      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Executive compensation is determined by GWL&A's Board of Directors. W.T. McCallum, President and Chief Executive Officer of GWL&A, is a member of the Board of Directors. Mr. McCallum participated in executive compensation matters generally but was not present when his own compensation was discussed or determined.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is certain information, as of March 1, 2000, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

(1) 100% of the outstanding common shares of the Company are owned by GWL&A Financial (Nova Scotia) Co., Suite 800, 1959 Upper Water Street, Halifax, Nova Scotia, Canada B3J 2X2.

(2) 100% of the outstanding common shares of GWL&A Financial (Nova Scotia) Co. are owned by The Great-West Life Assurance Company, 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(3) 100% of the outstanding common shares of The Great-West Life Assurance Company are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(4) 81.2% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(5) 67.4% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(6) 100% of the outstanding common shares of 171263 Canada Inc. are owned by 2795957 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(7) 100% of the outstanding common shares of 2795957 Canada Inc. are owned by Power Corporation of Canada, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(8) Mr. Paul Desmarais, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, through a group of private holding companies, which he controls, has voting control of Power Corporation of Canada.

As a result  of the chain of  ownership  described  in  paragraphs  (1)  through
(8)above, each of the entities and persons listed in paragraphs (1) through (8) would be considered under Rule 13d-3 of the Exchange Act to be a "beneficial owner" of 100% of the outstanding voting securities of the Company.

B.      SECURITY OWNERSHIP OF MANAGEMENT

The following table sets out the number of equity securities, and exercisable options (including options which will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of March 1, 2000, by (i) the directors of the Company; and (ii) the directors and executive officers of the Company as a group.

------------------------- ---------------- ------------------ ------------------
                          Great-West       Power Financial    Power
                          Lifeco Inc.      Corporation        Corporation of
                                                              Canada
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
                          (1)              (2)                (3)
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------

Directors

------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
J. Balog                         -                 -                  -
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
J. W. Burns                   153,659            8,000             400,640
                                                               200,000 options
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
O.T. Dackow                   78,398               -                  -
                          300,000 options
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
A. Desmarais                  51,659            21,600             140,800
                                                              1,658,000 options
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
P. Desmarais, Jr.             43,659               -              1,448,000
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
R.G. Graham                      -                 -                  -
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
R. Gratton                    330,000           310,000             5,000
                                           5,280,000 options   300,000 options
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
N.B. Hart                        -                 -                  -
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
K. P. Kavanagh                18,500               -                  -
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
W. Mackness                      -               4,000                -
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
W.T. McCallum                 82,800            80,000                -
                          360,000 options
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
J.E.A. Nickerson                 -               4,000              4,000
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
P.M. Pitfield                 90,000            75,000             100,000
                                                               309,000 options
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
M. Plessis-Belair             20,000             2,000             15,800
                                                               223,300 options
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
B.E. Walsh                       -                 -                  -
------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------

Directors and Executive
Officers as a Group

------------------------- ---------------- ------------------ ------------------
------------------------- ---------------- ------------------ ------------------
                              879,893           734,600           2,114,240
                          880,800 options  5,350,000 options  2,690,300 options
------------------------- ---------------- ------------------ ------------------


(1) All holdings are common shares, or where indicated, exercisable options for common shares, of Great-West Lifeco Inc. (2) All holdings are common shares, or where indicated, exercisable options for common shares, of Power Financial Corporation. (3) All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares, of Power Corporation of Canada.

The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.6% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 1.7% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 2.1 % of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. None of the remaining holdings set out above exceed 1% of the total number of shares and exercisable options for shares of the class outstanding.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The documents identified below are filed as a part of this report:
                                                              Page

A.      INDEX TO FINANCIAL STATEMENTS

        Independent Auditors' Report on Consolidated Financial Statements for the Years Ended December 31, 1999, 1998, and 1997

        Consolidated Balance Sheets as of December 31, 1999 and 1998

        Consolidated Statements of Income for the Years Ended
        December 31, 1999, 1998, and 1997

        Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 1999, 1998, and 1997

        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1999, 1998, and 1997

        Notes to Consolidated Financial Statements for the Years Ended December 31, 1999, 1998, and 1997

All schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


B.      INDEX TO EXHIBITS

      Exhibit Number                       Title                           Page

           3(i)              Articles of Incorporation of GWL&A Financial Inc.

           3(ii)             Bylaws of GWL&A Financial Inc.

            21               Subsidiaries of GWL&A Financial Inc.

            24               Directors' Powers of Attorney

            27               Financial Data Schedule

C.      REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1999.



                                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GWL&A FINANCIAL INC.


By: /s/   W.T. McCallum
      William T. McCallum
      President and Chief Executive Officer


Date:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                              Date

/s/   William T. McCallum                                        March 30, 2000
William T. McCallum
President and Chief Executive Officer
and a Director


/s/   Mitchell T.G. Graye                                        March 30, 2000
Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer


/s/   Glen R. Derback                                            March 30, 2000
Glen R. Derback
Vice President and Controller


/s/   James Balog *                                              March 30, 2000
James Balog, Director


____________________                                             March 30, 2000
James W. Burns, Director


/s/   Orest T. Dackow *                                          March 30, 2000
Orest T. Dackow, Director

Signature and Title                                              Date

______________________                                           March 30, 2000
Andre Desmarais, Director


________________________                                         March 30, 2000
Paul Desmarais, Jr., Director


/s/   Robert G. Graham *                                         March 30, 2000
Robert G. Graham, Director


/s/   Robert Gratton *                                           March 30, 2000
Robert Gratton, Director


/s/   N. Berne Hart *                                            March 30, 2000
N. Berne Hart, Director


_______________________                                          March 30, 2000
Kevin P. Kavanagh, Director


/s/   William Mackness *                                         March 30, 2000
William Mackness, Director


________________________                                         March 30, 2000
Jerry E.A. Nickerson, Director


/s/   P. Michael Pitfield *                                      March 30, 2000
P. Michael Pitfield, Director


/s/   Michel Plessis-Belair *                                    March 30, 2000
Michel Plessis-Belair, Director


/s/   Brian E. Walsh *                                           March 30, 2000
Brian E. Walsh, Director


*  By:  /s/   D. Craig Lennox                                    March 30, 2000
          D. Craig Lennox
          Attorney-in-fact pursuant to filed Powers of Attorney.




                                  EXHIBIT 3(i)
                ARTICLES OF INCORPORATION OF GWL&A FINANCIAL INC.




                            ARTICLES OF INCORPORATION
                                       OF
                              GWL&A FINANCIAL INC.


                                ARTICLE I - NAME

               The name of the Corporation is GWL&A Financial Inc.

                              ARTICLE II - PURPOSE

The Corporation may engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

                    ARTICLE III - REGISTERED OFFICE AND AGENT

The registered office is 1209 Orange Street, County of New Castle, Wilmington, Delaware 19801. The registered agent is The Corporation Trust Company at said address.

                           ARTICLE IV - CAPITAL STOCK

The total number of shares of all classes of capital stock which the Corporation is authorized to issue is 1 million, of which 500,000 shares shall be Common Stock, (the "Common Stock"), and 500,000 shares shall be Preferred Stock (the "Preferred Stock"). Each share shall have no par value.

        A.     Common Stock

The powers, designations, preferences and relative participating, optional or other special rights (and the qualifications, limitations or restrictions thereof) in respect of the Common Stock are as follows:

1. Rank. The Common Stock shall rank junior to the Preferred Stock with respect to payment of dividends and distributions on liquidation or dissolution and shall have such other qualifications, limitations or restrictions as provided in this Article.

2. Voting Rights. Except as otherwise expressly provided by law or as provided for any series of Preferred Stock by the Board of Directors of the Corporation in accordance with this Article, all voting rights shall be vested in the holders of shares of the Common Stock, and at every meeting of stockholders of the Corporation (or with respect to any action by written consent in lieu of a meeting of stockholders), each share of Common Stock shall be entitled to one vote (whether voted in person by the holder thereof or by proxy or pursuant to a stockholders' consent) on all matters to come before such meeting.


3. Dividend and Liquidation Preference as between the Common Stock and the Preferred Stock. For so long as any shares of Preferred Stock are outstanding, the Corporation shall not declare, pay or set apart for payment any dividend or other distribution (other than any dividend or distribution payable solely in shares of Common Stock or any other stock of the Corporation ranking junior to the shares of Preferred Stock as to dividends and liquidation) in respect of the Common Stock or any other stock of the Corporation ranking junior to the shares of Preferred Stock as to the dividends or upon liquidation, or call for redemption, redeem, purchase or otherwise acquire for consideration any shares of the Common Stock or any other stock of the Corporation ranking junior to the shares of Preferred Stock as to dividends or upon liquidation, unless (i) full cumulative dividends on all shares of Preferred Stock as to which dividends are cumulative for all past dividend periods have been (a) paid or (b) declared and a sum sufficient irrevocably deposited with the paying agent for the payment of such dividends, and (ii) the Corporation has redeemed the full number of shares of Preferred Stock, if any, it is then obligated to redeem in accordance with the terms of any series of Preferred Stock as fixed by the Board of Directors of the Corporation in accordance with this Article.

4. Assets Remaining After Liquidation. In the event of the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, after payment in full of the amounts, if any, required to be paid to the holders of the Preferred Stock, the holders of shares of the Common Stock shall be entitled, to the exclusion of the holders of shares of the Preferred Stock, to share ratably in all remaining assets of the Corporation. The merger or consolidation of the Corporation into or with any other corporation, or the merger of any other corporation into the Corporation, or any purchase or redemption of shares of stock of the Corporation of any class, shall not be deemed to be a dissolution, liquidation or winding up of the Corporation for the purposes of this paragraph.

        B.     PREFERRED STOCK

1. The Preferred Stock may be divided into and issued in classes and series. The Board of Directors of the Corporation is authorized to divide the authorized shares of Preferred Stock into one or more classes, and one or more series of each such class, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Corporation is authorized, within any limitations prescribed by law and this Article, to fix and determine the designations, rights, qualifications, preferences, limitations, restrictions and terms of the shares of any series of Preferred Stock including but not limited to the following:

(a) The rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

(b) Whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

(c) The amount payable upon shares in the event of involuntary liquidation;

(d) The amount payable upon shares in the event of voluntary liquidation;

(e) Sinking fund or other provisions, if any, for the redemption or purchase of shares;

(f) The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

(g)     Voting powers, if any; and

(h) Such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares of such series as the Board of Directors of the Corporation may, at the time so acting, lawfully fix and determine under the laws of the State of Delaware.

2. No Dividend Preference Between Series of Preferred Stock. No dividends shall be declared on shares of any series of Preferred Stock for any dividend period or part thereof unless full cumulative dividends have been or contemporaneously are declared on the shares of each other series of Preferred Stock as to which dividends are cumulative through the most recent dividend payment date for each such other series. If at any time any accrued dividends on shares of any series of Preferred Stock as to which dividends are cumulative (a "cumulative series") have not been paid in full, then the Corporation will, if paying any dividends on any shares of any cumulative series of Preferred Stock, pay dividends on shares of all cumulative series of Preferred Stock pro rata in proportion to the sums which would be payable on such cumulative series if all accrued but unpaid dividends, if any, through the most recent applicable dividend payment date were declared and paid in full. Dividends on any series of Preferred Stock shall be cumulative only to the extent provided in the terms of that series.

3. Liquidation Preference. (a) In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, holders of shares of each series of Preferred Stock shall be entitled to receive, out of the assets of the Corporation available for distribution to stockholders after satisfying claims of creditors but before any payment or distribution on the Common Stock or on any other class of stock ranking junior to the shares of Preferred Stock upon liquidation, a liquidation distribution per share in the amount of the liquidation preference fixed or determined in accordance with the terms of the shares of such series of Preferred Stock plus, if so provided in such terms, an amount equal to accumulated and unpaid dividends on each share of such series (whether or not earned or declared) to the date of such distribution. If upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the assets of the Corporation are insufficient to pay in full the holders of shares of any series of Preferred Stock the preferential amount to which they are entitled, holders of shares of all series of Preferred Stock will share ratably in any such distribution of such assets in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. Unless and until payment in full has been made to holders of shares of all series of Preferred Stock of the liquidation distributions to which they are entitled as provided in this Article, no dividends or distributions will be made to holders of the Common Stock or any other stock ranking junior to the shares of any series of Preferred Stock on liquidation and no purchase, redemption or other acquisition for any consideration by the Corporation will be made in respect of the Common Stock or any stock ranking junior to the shares of any series of Preferred Stock upon liquidation. After the payment to all holders of series of Preferred Stock of the full amount of the liquidation distributions to which they are entitled pursuant to the preceding sentences, such holders (in their capacity as such holders) shall have no right or claim to any of the remaining assets of the Corporation.

(b) Neither the sale, lease or exchange (for cash, stock, securities or other consideration ) of all or substantially all of the property and assets of the Corporation, nor the consolidation or merger of the Corporation with or into any other entity, nor the merger or consolidation of any other entity with or into the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Article.

4. Conversion Rights. Preferred Stock of any series may be convertible into shares of any other class or into shares of any series of the same or any other class, except as may otherwise be limited by law, if the terms and conditions of such conversion are determined by the Board of Directors of the Corporation in establishing such series of Preferred Stock.

5. Dividend Rate Periods of the Preferred Stock. The periods during which a dividend rate would be applicable for any series of the Preferred Stock shall be determined in accordance with the terms of that series. Such terms may provide that the Board of Directors of the Corporation shall have the discretion to establish the duration of the period during which a dividend rate may be applicable. Such terms may provide that a dividend rate may be applicable during all or part of the time any shares of such series are outstanding. If a dividend rate is applicable during only part of the time any shares of a series are outstanding, such terms may provide (subject to applicable law) that the Board of Directors of the Corporation may select, from time to time, one or more subsequent time periods of the same or varying lengths during which a dividend rate will be applicable.

6. Redemption Provisions. (a) Shares of any series of the Preferred Stock shall be subject to the right of the Corporation to redeem any of such shares if so provided in the terms of such series. Such terms may provide that the Board of Directors of the Corporation may change from time to time, the redemption terms and conditions, including the redemption price, for shares of such series, subject to applicable legal requirements.

(b) The Corporation shall not purchase or otherwise acquire any shares of any series of Preferred Stock while any accumulated and unpaid dividends exist with respect to such series or any other series of Preferred Stock, unless contemporaneously with such purchase or acquisition such accumulated and unpaid dividends are (i) paid or (ii) declared and a sum sufficient irrevocably deposited with the paying agent for payment of such dividends; provided, however, that the Corporation may purchase or otherwise acquire shares pursuant to a voluntary purchase or exchange offer made on an equal basis to all holders of shares of all series of Preferred Stock.





                                            ARTICLE V - BYLAWS

In furtherance and not in limitation of the powers conferred by the Delaware General Corporation Law, the Board of Directors is expressly authorized to adopt, amend and repeal the Bylaws of the Corporation not inconsistent with provisions of law or this certificate of incorporation.

                                      ARTICLE VI - LIABILITY OF DIRECTORS

No director of this corporation shall have any personal liability for monetary damages to the Corporation or its stockholders for breach of fiduciary duty as a director except that this provision shall not eliminate or limit the liability of a director to the Corporation or its stockholders for monetary damages for
(i) any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) payment of a dividend or approval of a stock repurchase in contravention of the Delaware General Corporation Law, or (iv) any transaction from which the director derives an improper personal benefit.

                                  ARTICLE VII - INCORPORATOR

        The name and mailing address of the incorporator is:

               The Great-West Life Assurance Company
               8515 East Orchard Road
               Englewood, Colorado 80111



IN WITNESS WHEREOF, the undersigned incorporator has hereunto set its hand.


Dated: September 10, 1998.


THE GREAT-WEST LIFE ASSURANCE COMPANY
By:


/s/ W.T. McCallum____________________              /s/ D.C. Lennox
Name:   W.T. McCallum                       Name:  D.C. Lennox
Title:  President and Chief Executive Officer,     Title:        Senior Vice President and Chief
        U.S. Operations                                   U.S. Legal Officer
