Form 10-Q
period 2000-03-31
GWL&A FINANCIAL INC
filed 2000-05-15
CIK 1070940

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                                         to

Commission file number                                                  333-1173

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

Yes       X         No

As of March 31, 2000, 50,025 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

                                  TABLE OF CONTENTS

                                                                                      Page

                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Consolidated Statements of Income                             3

                        Consolidated Balance Sheets                                   4

                        Consolidated Statements of Cash Flows                         6

                        Notes to Consolidated Financial Statements                    8

               Item 2   Management's Discussion and Analysis of Financial             10
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                              18

               Item 6   Exhibits and Reports on Form 8-K                               18

               Signatures                                                              18



PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
--------------------------------------------------------------------------------
(Unaudited)
                                                              Three Months Ended
                                                                       March 31,

                                                          ----------------------
                                                            2000        1999
                                                          ----------  ----------
REVENUES:
  Premiums                                              $  352,735  $  317,754
  Fee income                                               211,634     154,036
  Net investment income                                    230,400     216,119
  Net realized gains (losses) on                             1,337      (6,043)
investments

                                                          ----------  ----------

                                                           796,106     681,866
                                                          ----------  ----------
BENEFITS AND EXPENSES:
  Life and other policy benefits                           281,371     240,389
  Increase in reserves                                      25,558      35,075
  Interest paid or credited to                             125,694     109,965
contractholders
  Provision for policyholders'
share of
    earnings on participating                                2,278       1,452
business

  Dividends to policyholders                                22,631      21,893
                                                          ----------  ----------

                                                           457,532     408,774
                                                          ----------  ----------
                                                          ----------  ----------

  Commissions                                               46,420      45,034
  Operating expenses                                       201,932     150,122
  Premium taxes                                              8,749       7,138
                                                          ----------  ----------

                                                           714,633     611,068
                                                          ----------  ----------

INCOME BEFORE INCOME TAXES                                  81,473      70,798

PROVISION FOR INCOME TAXES:
   Current                                                  12,613      15,854
   Deferred                                                 16,144       9,534
                                                          ----------  ----------

                                                            28,757      25,388
                                                          ----------  ----------

NET INCOME                                              $   52,716  $   45,410
                                                          ==========  ==========







See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                      March 31,      December
                                                                             31,

ASSETS                                                  2000           1999
------
                                                     ------------   ------------
                                                     (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost
       (fair value $2,201,573 and $2,238,581)      $  2,238,048   $  2,260,581
    Available-for-sale, at fair value
       (amortized cost $7,083,939 and $6,953,383)     6,863,926      6,727,922
  Mortgage loans on real estate, net                    941,175        974,645
  Common stock                                           91,690         69,240
  Real estate, net                                      110,369        103,731
  Policy loans                                        2,670,258      2,681,132
  Short-term investments, available-for-sale
       (cost approximates fair value)                   122,136        243,709
                                                     ------------   ------------

      Total Investments                              13,037,602     13,060,960

Cash                                                    330,142        258,312
Reinsurance receivable                                  180,846        173,322
Deferred policy acquisition costs                       267,445        282,295
Investment income due and accrued                       145,468        137,810
Other assets                                            376,317        308,450
Premiums in course of collection                        164,468        142,199
Deferred income taxes                                   240,145        253,323
Separate account assets                              13,403,470     12,476,256
                                                     ------------   ------------



TOTAL ASSETS                                       $ 28,145,903   $ 27,092,927
                                                     ============   ============


See notes to consolidated financial statements.                     (Continued)

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                      March 31,      December
                                                                             31,

LIABILITIES AND STOCKHOLDER'S EQUITY                    2000           1999
------------------------------------
                                                     ------------   ------------
                                                     (Unaudited)
POLICY BENEFIT LIABILITIES:

    Policy reserves                                $ 11,604,570   $ 11,737,683
    Policy and contract claims                          588,135        391,968
    Policyholders' funds                                199,630        185,623
    Provision for policyholders' dividends               71,131         70,726

GENERAL LIABILITIES:

    Due to Parent Corporation                            25,084         35,985
    Repurchase agreements                                               80,579
    Commercial paper                                     99,207
    Other liabilities                                   657,624        638,495
    Undistributed earnings on
      participating business                            133,719        130,638
    Separate account liabilities                     13,403,470     12,476,256
                                                     ------------   ------------

      Total Liabilities                              26,782,570     25,747,953
                                                     ------------   ------------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE        175,000        175,000
  COMPANY'S JUNIOR SUBORDINATED DEBENTURES

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000
shares authorized;
       0 shares issued and outstanding
    Preferred stock, $0 par value, 500,000 shares
authorized;
       0 shares issued and outstanding
    Common stock, $0 par value; 500,000 shares
authorized;
       50,025 shares issued and outstanding                 250            250
    Additional paid-in capital                          707,348        707,348
    Accumulated other comprehensive loss                (88,817)       (84,861)
    Retained earnings                                   569,552        547,237
                                                     ------------   ------------

      Total Stockholder's Equity                      1,188,333      1,169,974
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $ 28,145,903   $ 27,092,927
                                                     ============   ============
See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------
(Unaudited)
                                                              Three Months Ended
                                                                       March 31,

                                                       -------------------------
                                                          2000          1999
                                                       -----------   -----------

OPERATING ACTIVITIES:
    Net income                                       $    52,716   $    45,410
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders       2,278         1,452
       Amortization of investments                       (11,689)          820
       Realized losses (gains) on disposal of
investments

           and write-downs of mortgage loans and          (1,337)        6,043
real estate
       Amortization                                       10,472         8,065
       Deferred income taxes                              16,144         9,534
    Changes in assets and liabilities:
        Policy benefit liabilities                       300,973       392,918
        Reinsurance receivable                            (7,524)       12,924
        Accrued interest and other receivables           (29,927)         (309)
        Other, net                                       (57,115)      (86,024)
                                                       -----------   -----------
                 Net cash provided by operating          274,991       390,833
activities

                                                       -----------   -----------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity

                Maturities and redemptions               116,500       190,330
             Available-for-sale
                Sales                                    451,242     1,205,592
                Maturities and redemptions               232,994       204,750
        Mortgage loans                                    36,738        46,148
        Real estate                                        2,984
        Common stock                                       5,813         3,842
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                            (91,902)     (104,092)
             Available-for-sale                         (688,190)    (1,380,685)
        Mortgage loans                                      (463)         (744)
        Real estate                                      (10,140)       (6,399)
        Common stock                                     (22,437)       (3,678)
                                                       -----------   -----------
                 Net cash provided by investing           33,139       155,064
activities

                                                       -----------   -----------



                                                                     (Continued)


GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------
(Unaudited)
                                                              Three Months Ended
                                                                       March 31,

                                                        ------------------------
                                                           2000         1999
                                                        -----------  -----------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits              $  (213,626) $  (280,456)
   Net Parent Corporation borrowings (repayments)         (10,901)      (3,420)
   Dividends paid                                         (30,401)     (20,750)
   Net commercial paper borrowings (repayments)            99,207          (28)
   Net repurchase agreements borrowings (repayments)      (80,579)    (175,287)
                                                        -----------  -----------
              Net cash used in financing activities      (236,300)    (479,941)
                                                        -----------  -----------

NET INCREASE (DECREASE) IN CASH                            71,830       65,956

CASH, BEGINNING OF YEAR                                   258,312      176,369
                                                        -----------  -----------

CASH, END OF PERIOD                                   $   330,142  $   242,325
                                                        ===========  ===========

See notes to consolidated financial statements.                      (Concluded)


GWL&A FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands)
------------------------------------------------------------------------------
(Unaudited)

1.    BASIS OF PRESENTATION

      The consolidated financial statements and related notes of GWL&A Financial Inc. (the Company) have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 1999.

      Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

3.    OTHER

      Effective January 1, 2000, the Great-West Life & Annuity Insurance Company ("GWL&A") coinsured the majority of General American Life Insurance
      Company's ("General American") group life and health insurance business, which primarily consists of administrative services only and stop loss policies. The agreement is expected to convert to an assumption reinsurance agreement by January 1, 2001, pending regulatory approval. The Company assumed approximately $150,000 of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and miscellaneous assets from General American.

      On October 6, 1999, GWL&A entered into an agreement with Allmerica Financial Corporation ("Allmerica") to acquire Allmerica's group life and health insurance business on March 1, 2000. This business primarily consists of administrative services only and stop loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price is based on a percentage of the premium and administrative fees in-force at March 1, 2000 and March 1, 2001.

      GWL&A is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Operating Summary (Millions)              Three Months Ended March 31,
                                              ----------------------------------
                                                   2000              1999
                                              ---------------   ----------------
      Premiums                              $          353   $           318
      Fee income                                       212               154
      Net investment income                            230               216
      Realized investment gains (losses)                 1                (6)
                                              ----------------------------------
            Total revenues                             796               682

      Total benefits and expenses                      714               611
      Income tax expenses                               29                26
                                              ---------------   ----------------
            Net income                      $           53   $            45
                                              ===============   ================

      Deposits for investment type                     171               106
      contracts

      Deposits to separate accounts                    661               670
      Self-funded premium equivalents                1,188               718

                                                March 31,        December 31,
      Balance Sheet (Millions)                     2000              1999
                                              ---------------   ----------------

      Investment assets                     $       13,038   $        13,061
      Separate account assets                       13,403            12,476
      Total assets                                  28,145            27,093
      Total policy benefit liabilities              12,463            12,386
      Due to Parent Corporation                         25                36
      Guaranteed preferred beneficial
      interests in the
        Company's junior subordinated                  175               175
      debentures
      Total stockholder's equity                     1,188             1,170

      GENERAL

      The following discussion addresses the financial condition of the Company as of March 31, 2000, compared with December 31, 1999, and its results of operations for the quarter ended March 31, 2000, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 1999 to which the reader is directed for additional information.

      CONSOLIDATED RESULTS

      The Company's consolidated net income increased $8 million or 18% for the first three months of 2000 when compared to the first three months of 1999. The increase reflects an increase of $6 million in the Financial Services segment, which resulted primarily from higher fee income, favorable individual life insurance mortality and realized gains on investments. The Employee Benefits segment's net income increased $2 million in 2000, primarily due to favorable morbidity experience which more than offset unfavorable mortality experience.

      Total revenues increased $114 million or 17% for the first three months of 2000 when compared to the first three months of 1999. The growth in revenues for the first three months of 2000 was comprised of increased premium income of $35 million, increased fee income of $58 million, increased net investment income of $14 million and increased realized gains on investments of $7 million.

      The increased premium income in 2000 was comprised of growth in Employee Benefits premium income of $37 million offset by a decrease in Financial
      Services premium income of $2 million. The growth in Employee Benefits primarily reflects premium income of $43 million derived from the acquisition of General American.

      The growth in fee income is also primarily in the Employee Benefits segment, where fee income derived from the acquisition of General American was $31 million during the first quarter of 2000. Additionally, the increase in fee income derived from the acquisition of Alta Health and Life Insurance Company ("Alta") in June 1998 (formerly known as Anthem Health & Life Insurance Company) was $9 million during the first quarter of 2000. The remaining increase was the result of new sales and increased fees on variable funds related to growth in equity markets.

      The increase in net investment income was the result of higher interest rates and a higher earned rate. The actual earned rate at March 31, 2000 was 7.10% compared to 7.01% at March 31, 1999.

      Realized investment gains increased from a realized investment loss of $6 million in the first three months of 1999 to a realized investment gain of $1 million in 2000. The rise in interest rates resulted in losses on sales of fixed maturities totaling $2 million and $9 million for the first three months of 2000 and 1999, respectively. Decreases in the provision for asset losses of $2 million and $3 million were recognized for the first three months of 2000 and 1999, respectively.

      The benefits and expenses increased $103 million or 17% for the first three months of 2000 when compared to the first three months of 1999. The growth in benefits and expenses was primarily in the Employee Benefits segment, which increased $89 million, of which $72 million related to benefits and expenses generated by General American. The Financial Services segment reflected an increase in benefits and expenses of $14 million.

      Income tax expense increased $3 million or 12% for the first three months of 2000 when compared to the first three months of 1999. The increase reflects higher pre-tax earnings for the first three months of 2000.

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

      Deposits for investment-type contracts increased $65 million or 61% for the first three months of 2000 when compared to the first three months of 1999. This increase is primarily attributable to the Financial Services segment, where the Company has experienced growth in premium for fixed annuity products due to higher interest crediting rates being offered to customers and the volatility in the variable marketplace.

      Deposits for separate accounts decreased $9 million or 1% for the first three months of 2000 when compared to the first three months of 1999.

      Self-funded premium equivalents increased $470 million or 65% for the first three months of 2000 when compared to the first three months of 1999. The increase was due to the acquisition's of General American ($350 million) and Alta ($42 million), with the remainder coming from the growth in business in the Employee Benefits segment.

      Total assets increased $1 billion or 4% when compared to the year ended December 31, 1999, which is attributable to the separate account business.

      SEGMENT RESULTS

      Employee Benefits

      The following is a summary of certain financial data of the Employee Benefits segment:

      Operating Summary (Millions)              Three Months Ended March 31,
                                             -----------------------------------
                                                  2000               1999
                                             ----------------   ----------------
      Premiums                             $          302    $           265
      Fee income                                      183                134
      Net investment income                            23                 19
      Realized investment gains (losses)               (2)                (3)
                                             -----------------------------------
            Total revenues                            506                415

      Total benefits and expenses                     465                376
      Income tax expenses                              14                 14
                                             ----------------   ----------------
            Net income                     $           27    $            25
                                             ================   ================

      Deposits for investment type                     15                - -
      contracts

      Deposits to separate accounts                   464                494
      Self-funded premium equivalents               1,188                718


      Net income for Employee Benefits increased $2 million or 8% for the first three months of 2000 when compared to the first three months of 1999.

      401(k) premiums and deposits decreased 2% for the first three months of 2000 (from $516 million to $505 million). Assets under administration (including third-party administration) in 401(k) increased 4% over the first three months of 1999. The number of contributing participants increased from 501,000 at December 31, 1999 to 514,000 at March 31, 2000.

      Premiums, fee income and equivalent premiums for group life and health increased 51% (from $1,094 million to $1,648 million) from the first three months of 1999 primarily due to the acquisitions of General American and Alta.

      Financial Services

      The following is a summary of certain financial data of the Financial Services segment:

      Operating Summary (Millions)              Three Months Ended March 31,
                                             -----------------------------------
                                                  2000               1999
                                             ----------------   ----------------
      Premiums                             $           51    $            53
      Fee income                                       29                 20
      Net investment income                           207                197
      Realized investment gains (losses)                3                 (3)
                                             -----------------------------------
            Total revenues                            290                267

      Total benefits and expenses                     249                235
      Income tax expenses                              15                 12
                                             ----------------   ----------------
            Net income                     $           26    $            20
                                             ================   ================

      Deposits for investment type                    156                106
      contracts

      Deposits to separate accounts                   197                176

      Net income for Financial Services increased $6 million or 30% for the first three months of 2000 when compared to the first three months of 1999, due primarily to higher fee income, favorable individual life mortality experience and realized gains on investments.

      Savings

      Savings premiums and deposits increased $98 million (from $246 million to $344 million) or 40% for the first three months of 2000, which reflects growth in deposits to separate accounts ($21 million) growth in deposits to traditional fixed annuity products ($73 million).

      The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business, including separate accounts but excluding Guaranteed Investment Contracts ("GICs"), increased 4% from December 31, 1999.

      New contributions to variable business represented 45% of the total deposits received in the first three months of 2000 compared to 64% for the first three months of 1999.

      Customer participation in guaranteed separate accounts decreased and assets under management for guaranteed separate account funds were $647 million at March 31, 2000 compared to $654 at December 31, 1999.

      Life Insurance

      Individual life insurance revenue premiums and deposits of $88 million decreased $21 million or 20% from the same period last year, which is primarily due to a decrease in BOLI deposits of $26 million for the first three months of 2000.

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

      The distribution of the fixed maturity portfolio (both available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                March 31,        December 31,
                                                  2000               1999
                                             ----------------   ----------------

      AAA                                          50.1%             48.9%
      AA                                            9.4%              8.9%
      A                                            17.7%             19.6%
      BBB                                          22.1%             22.3%
      BB and Below (non-investment grade)           0.7%              0.3%
                                             ----------------   ----------------
                     TOTAL                        100.0%            100.0%

      During the first three months of 2000, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $4 million.

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

      Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $453 million and $502 million as of March 31, 2000 and December 31, 1999, respectively.

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

      The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $99 million of commercial paper outstanding at March 31, 2000. There was no commercial paper outstanding at December 31, 1999. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Index to Exhibits

        Exhibit Number      Title                            Page
        ----------------    ----------------------------     -------------

        27                  Financial Data Schedule          19

(b)     Reports on Form 8-K

No reports on Form 8-K have been filed during the first quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GWL&A FINANCIAL INC.



DATE: May 15, 2000    BY: /s/     Glen R. Derback
      ------------           --------------------
                           Glen R. Derback, Vice President and Controller
                         (Duly authorized officer and chief accounting officer)