Form 10-Q
period 2000-09-30
GWL&A FINANCIAL INC
filed 2000-11-14
CIK 1070940

DRAFT 9:33 AM 11/10/00

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                        [303] 737-4128
                     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X      No

As of September 30, 2000, 50,025 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

                                     - 25 -

                                TABLE OF CONTENTS


                                                                                         Page

                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Consolidated Statements of Income                                 3

                        Consolidated Balance Sheets                                       4

                        Consolidated Statements of Cash Flows                             6

                        Consolidated Statements of Stockholder's Equity                   8

                        Notes to Consolidated Financial Statements                        9

               Item 2   Management's Discussion and Analysis of Financial                 11
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                                 20

               Item 2   Changes to Securities and Use of Proceeds                         20

               Item 6   Exhibits and Reports on Form 8-K                                  20

               Signatures                                                                 20


















PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
====================================================================================================
(Unaudited)
                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                          ----------------------------   ---------------------------
                                             2000            1999           2000           1999
                                          ------------    ------------   ------------   ------------
REVENUES:

  Premiums                             $     339,059  $      298,227  $   1,010,202  $     909,703
  Fee income                                 223,160         162,396        648,023        466,702
  Net investment income                      238,090         219,176        696,509        651,278
  Net realized gains (losses)
   on investments                              3,618           3,796         14,109           (130)
                                          ------------    ------------   ------------   ------------

                                             803,927         683,595      2,368,843      2,027,553
                                          ------------    ------------   ------------   ------------
BENEFITS AND EXPENSES:
  Life and other policy benefits             272,453         272,030        841,549        784,459
  Increase in reserves                        37,173          15,811         66,684         38,160
  Interest paid or credited to
   Contractholders                           124,669         107,364        359,598        333,005
  Provision for policyholders' share
of

   earnings (losses) on participating
   business                                    1,226            (237)         5,680          2,408
  Dividends to policyholders                  16,029          16,271         54,001         49,951
                                          ------------    ------------   ------------   ------------

                                             451,550         411,239      1,327,512      1,207,983
                                          ------------    ------------   ------------   ------------
                                                                         ------------   ------------

  Commissions                                 48,310          41,072        147,390        131,405
  Operating expenses                         185,234         148,367        563,475        442,542
  Premium taxes                                9,024           7,829         33,456         25,701
                                          ------------    ------------   ------------   ------------

                                             694,118         608,507      2,071,833      1,807,631
                                          ------------    ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                   109,809          75,088        297,010        219,922

PROVISION FOR INCOME TAXES:
   Current                                    37,988          11,741         75,132         53,479
   Deferred                                      503          12,271         29,465         22,289
                                          ------------    ------------   ------------   ------------

                                              38,491          24,012        104,597         75,768
                                          ------------    ------------   ------------   ------------

NET INCOME                             $      71,318  $       51,076  $     192,413  $     144,154
                                          ============    ============   ============   ============





See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
===============================================================================================

                                                                September 30,    December 31,
ASSETS                                                              2000             1999
------
                                                                --------------   --------------
                                                                 (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost
       (fair value $2,035,974 and $2,238,581)                $     2,044,851  $     2,260,581
    Available-for-sale, at fair value
       (amortized cost $7,416,731 and $6,953,383)                  7,247,005        6,727,922
  Mortgage loans on real estate, net                                 879,616          974,645
  Common stock                                                       111,477           69,240
  Real estate, net                                                   113,537          103,731
  Policy loans                                                     2,742,265        2,681,132
  Short-term investments, available-for-sale
       (cost approximates fair value)                                226,598          243,709
                                                                --------------   --------------

      Total Investments                                           13,365,349       13,060,960

Cash                                                                 222,889          267,986
Reinsurance receivable                                               174,244          173,322
Deferred policy acquisition costs                                    274,122          282,295
Investment income due and accrued                                    138,539          137,810
Uninsured claims receivable                                          216,118          181,333
Other assets                                                         425,743          308,450
Premiums in course of collection                                     142,203           93,199
Deferred income taxes                                                209,751          253,323
Separate account assets                                           13,366,637       12,476,256
                                                                --------------   --------------
















TOTAL ASSETS                                                 $    28,535,595  $    27,234,934
                                                                ==============   ==============




See notes to consolidated financial statements.                                   (Continued)

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
===============================================================================================

                                                                September 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                2000             1999
------------------------------------
                                                                --------------   --------------
                                                                 (Unaudited)
POLICY BENEFIT LIABILITIES:

    Policy reserves                                          $    11,837,633  $    11,737,683
    Policy and contract claims                                       488,959          391,968
    Policyholders' funds                                             207,542          185,623
    Provision for policyholders' dividends                            72,067           70,726

GENERAL LIABILITIES:

    Due to Parent Corporation                                         41,320           35,985
    Repurchase agreements                                                              80,579
    Commercial paper                                                  98,923
    Other liabilities                                                804,478          780,502
    Undistributed earnings on
      participating business                                         144,824          130,638
    Separate account liabilities                                  13,366,637       12,476,256
                                                                --------------   --------------

      Total Liabilities                                           27,062,383       25,889,960
                                                                --------------   --------------

Guaranteed preferred beneficial interests in the Company's junior

subordinated debentures                                              175,000          175,000

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares
authorized,
       0 shares issued and outstanding
    Preferred stock, $0 par value, 500,000 shares
authorized,
       50,025 shares issued and outstanding
    Common stock, $0 par value, 500,000 shares authorized,
       50,025 shares issued and outstanding                              250              250
    Additional paid-in capital                                       708,083          707,348
    Accumulated other comprehensive loss                             (58,629)         (84,861)
    Retained earnings                                                648,508          547,237
                                                                --------------   --------------

      Total Stockholder's Equity                                   1,298,212        1,169,974
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $    28,535,595  $    27,234,934
                                                                ==============   ==============

See notes to consolidated financial statements.                                   (Concluded)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
===============================================================================================
(Unaudited)
                                                                       Nine Months Ended
                                                                         September 30,

                                                                  -----------------------------
                                                                      2000            1999
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                 $      192,413  $      144,154
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders                    5,680           2,408
       Amortization of investments                                    (41,073)        (13,798)
       Realized (gains) losses on disposal of investments
           and write-downs of mortgage loans and real estate          (20,109)            130
       Amortization                                                    37,044          33,653
       Deferred income taxes                                           29,465          22,289
    Changes in assets and liabilities:
        Policy benefit liabilities                                    454,282         537,562
        Reinsurance receivable                                           (922)         (2,617)
        Accrued interest and other receivables                        (84,518)        (26,937)
        Other, net                                                   (116,761)       (249,079)
                                                                  -------------   -------------
                 Net cash provided by operating activities            455,501         447,765
                                                                  -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity

                Sales                                                   8,571
                Maturities and redemptions                            323,728         413,320
             Available-for-sale

                Sales                                                 784,829       2,640,214
                Maturities and redemptions                            638,396         610,044
        Mortgage loans                                                 98,991         142,473
        Real estate                                                     6,996           5,114
        Common stock                                                   20,988          12,598
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                        (100,524)       (515,776)
             Available-for-sale                                    (1,847,645)     (3,233,049)
        Mortgage loans                                                 (1,968)         (2,311)
        Real estate                                                   (23,117)        (28,256)
        Common stock                                                  (33,912)        (15,400)
                                                                  -------------   -------------
                 Net cash (used in) provided by investing            (124,667)         28,971
activities

                                                                  -------------   -------------






See notes to consolidated financial statements.                                   (Continued)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
===============================================================================================
(Unaudited)
                                                                        Nine Months Ended
                                                                          September 30,

                                                                   -----------------------------
                                                                       2000            1999
                                                                   -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                        $     (308,468) $     (493,405)
   Net Parent Corporation borrowings (repayments)                        5,335         (11,197)
   Dividends paid                                                      (91,142)        (62,227)
   Net commercial paper borrowings                                      98,923          14,971
   Net repurchase agreements repayments                                (80,579)       (163,509)
   Issuance of junior subordinated debentures                                          175,000
                                                                   -------------   -------------
              Net cash used in financing activities                   (375,931)       (540,367)
                                                                   -------------   -------------

NET (DECREASE) IN CASH                                                 (45,097)        (63,631)

CASH, BEGINNING OF YEAR                                                267,986         176,369
                                                                   -------------   -------------

CASH, END OF PERIOD                                             $      222,889  $      112,738
                                                                   =============   =============





























See notes to consolidated financial statements.                     (Concluded)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited) AND YEAR ENDED DECEMBER 31, 1999 (Dollars in Thousands)

==============================================================================

                                                                                                         Accumulated
                                                                                          Additional        Other

                            Preferred Stock              Common Stock          Paid-in      Comprehensive      Retained
                        ------------------------   -------------------------
                          Shares       Amount        Shares       Amount       Capital           Loss          Earnings      Total
                        -----------   ----------   -----------   ----------   -----------   ----------------  -----------  ---------
BALANCE, January 1, 1999      0  $         0        50,025  $        250 $     706,588 $        61,560    $  430,411   $ 1,198,809

Net income                                                                                                   205,776       205,776
   Other comprehensive loss                                                                   (146,421)                   (146,421)
                                                                                                                         -----------
Total comprehensive income                                                                                                  59,355
                                                                                                                         -----------
Dividends                                                                                                    (88,950)      (88,950)
Income tax benefit on stock
  Compensation                                                                     760                                         760
                            -----   ----------   -----------   ----------   -----------   ----------------  -----------  -----------

BALANCE, DECEMBER 31, 1999    0  $         0        50,025  $        250 $     707,348 $       (84,861)   $  547,237   $ 1,169,974
                            -----   ----------   -----------   ----------   -----------   ----------------  -----------  -----------

Net income                                                                                                   192,413       192,413
Other comprehensive income
  Change in unrealized gains                                                                    26,232                      26,232
                                                                                                                         -----------
Comprehensive income                                                                                                       218,645
                                                                                                                         -----------
Dividends                                                                                                    (91,142)      (91,142)
Income tax benefit on stock
  compensation                                                                     735                                         735
                            -----   ----------   -----------   ----------   -----------   ----------------  -----------  -----------

BALANCE, SEPTEMBER 30, 2000   0  $         0        50,025  $        250 $     708,083 $       (58,629)   $  648,508   $ 1,298,212
                            =====   ==========   ===========   ==========   ===========   ================  ===========  ===========





See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================
(Unaudited)

1.      BASIS OF PRESENTATION

The consolidated financial statements and related notes of GWL&A Financial Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K, as amended, for the year ended December 31, 1999.

Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

2.      NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101B, the Company is required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending December 30, 2000. Management does not believe SAB No. 101 will have a material impact on its financial statements.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was effective for all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the impact of this Statement, and therefore the Company is unable to disclose the impact that the adoption of Statement No. 133 will have on the Company's financial statements.

3.      OTHER

Effective January 1, 2000, the Company coinsured the majority of General American Life Insurance Company's ("General American") group life and health insurance business, which primarily consists of administrative services only and stop loss policies. The agreement is expected to convert to an assumption reinsurance agreement by January 1, 2001, pending regulatory approval. The Company assumed approximately $150,000,000 of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and miscellaneous assets from General American.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                             ------------------------   -----------------------
        Operating Summary (Millions)           2000          1999         2000         1999
                                             ----------   -----------   ----------   ----------

        Premiums                          $       339  $       298   $     1,010  $       910
        Fee income                                223          162           648          466
        Net investment income                     238          219           697          651
        Realized investment gains                   4            4            14            0
                                             ----------   -----------   ----------   ----------
             Total revenues                       804          683         2,369        2,027

        Total benefits and expenses               694          608         2,072        1,808
        Income tax expense                         39           24           105           75
                                             ----------   -----------   ----------   ----------
             Net income                   $        71  $        51   $       192  $       144
                                             ==========   ===========   ==========   ==========


        Deposits for investment-type
          contracts                       $       229  $       137   $       583  $       412
        Deposits to separate accounts             780          551         2,452        1,916
        Self-funded premium

          equivalents                           1,346          746         3,843        2,252

                         Balance Sheet                        September 30,      December 31,
                          (Millions)                              2000               1999
        ------------------------------------------------     ----------------   ---------------

        Investment assets                                 $       13,365     $      13,061
        Separate account assets                                   13,367            12,476
        Total assets                                              28,534            27,232
        Total policy benefit liabilities                          12,606            12,386
        Due to Parent Corporation                                     39                36
        Guaranteed preferred beneficial interests in                 175               175
        the
           Company's junior subordinated debentures
        Total shareholder's equity                        $        1,298     $       1,170

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

The following discussion addresses the financial position of the Company as of September 30, 2000, compared with December 31, 1999, and its results of operations for the three and nine months ended September 30, 2000, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K, as amended, for the year ended December 31, 1999, to which the reader is directed for additional information.

CONSOLIDATED RESULTS

The Company's consolidated net income increased $20 million or 39% and $48 million or 33% for the third quarter and first nine months of 2000 when compared to the third quarter and first nine months of 1999. The increase reflects an increase of $7 million and $24 million for the third quarter and first nine months of 2000 in the Financial Services segment, which resulted primarily from higher fee income and favorable individual life insurance mortality. The Employee Benefits segment's net income increased $12 million and $24 million for the third quarter and first nine months of 2000, primarily due to improved morbidity results.

Total revenues increased $121 million or 18% and $342 million or 17% for the third quarter and first nine months of 2000 when compared to the same periods of 1999. The increase in revenues for the third quarter and first nine months of 2000 was comprised of increased premium income of $41 million and $100 million, increased fee income of $61 million and $182 million, increased net investment income of $13 million and $40 million and increased realized gains on investments of $6 million and $20 million.

The increased premium income was primarily comprised of growth in the Employee Benefits premium income of $33 million and $101 million for the third quarter and first nine months of 2000. The growth in Employee Benefits primarily reflects premium income of $42 million and $128 million for the third quarter and first nine months of 2000 derived from the acquisition of the group life and health business from General American.

The growth in fee income is also primarily in the Employee Benefits segment, where the increase in fee income was primarily from the acquisition of the General American business totaling $34 million and $95 million during the third quarter and first nine months of 2000. Additionally, the increase in fee income derived from the acquisition of Alta Health and Life Insurance Company ("Alta") in June 1998 (formerly known as Anthem Health & Life Insurance Company) was $4 million and $20 million during the third quarter and first nine months of 2000. The remaining increase was the result of new sales and increased fees on variable funds related to growth in equity markets.

The increase in net investment income was the result higher of interest rates and a slight growth in general account assets. The actual earned rate at September 30, 2000 was 7.28% compared to 6.93% at September 30, 1999.

Realized gains on investments decreased $0.2 million and $14 during the third quarter and first nine months of 2000 when compared to the same period of 1999. The majority of the increases are due to gains of $9 million and $17 million from the sale of common stock during the third quarter and first nine months of 2000 compared to the same periods of 1999. The rise in interest rates resulted in losses on sales of fixed maturities totaling $4 million and $8 million for the first nine months of 2000 and 1999, respectively. Decreases in the provision for asset losses of $1 million and $6 million were recognized for the first nine months of 2000 and 1999, respectively.

Benefits and expenses increased $86 million or 14% and $264 million or 15% for the third quarter and first nine months of 2000 when compared to the third quarter and first nine months of 1999. The growth in benefits and expenses was primarily in the Employee Benefits segment, which increased $69 million and $229 million during the third quarter and first nine months of 2000, of which $77 million and $224 million related to benefits and expenses associated with the General American business acquisition. The Financial Services segment reflected an increase in benefits and expenses of $17 million and $35 million for the third quarter and first nine months of 2000. The increase was primarily due to growth in FasCorp's administrative services business.

Income tax expense increased $30 million or 44% for the first nine months of 2000 when compared to the first nine months of 1999. The increase reflects higher pre-tax earnings for the first nine months of 2000, as the tax rate of 35.2% is slightly higher than the 35% statutory rate.

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

Deposits for investment-type contracts increased $92 million or 67% and $171 million or 42% for the third quarter and first nine months of 2000 when compared to the same periods of 1999. The increase is primarily attributable to the Financial Services segment, where the Company has experienced growth in premium for fixed annuity products due to higher interest crediting rates being offered to customers and the volatility in the variable marketplace. Deposits to separate accounts increased $229 million or 42% and $536 million or 30% for the third quarter and first nine months of 2000 when compared to the third quarter and first nine months of 1999. The majority of the increase is from Bank Owned Life Insurance ("BOLI") deposits, which increased from $100 million for the first nine months of 1999 to $345 million for the first nine months of 2000.

Self-funded premium equivalents increased $600 million or 80% and $1.6 billion or 71% for the third quarter and first nine months of 2000 when compared to the third quarter and first nine months of 1999. The General American acquisition resulted in increases of $463 million and $1.3 billion for the third quarter and first nine months of 2000.

Total assets increased $1.3 billion or 5% when compared to the year ended December 31, 1999, which is attributable to the separate account business.

SEGMENT RESULTS

Employee Benefits

The following is a summary of certain financial data of the Employee Benefits segment:

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                             ------------------------   -----------------------
        Operating Summary (Millions)           2000          1999         2000         1999
                                             ----------   -----------   ----------   ----------

        Premiums                          $       299  $       266   $       878  $       778
        Fee income                                192          141           557          401
        Net investment income                      28           20            74           60
        Realized investment losses                 (1)                        (5)          (2)
                                             ----------   -----------   ----------   ----------
             Total revenues                       518          427         1,504        1,238

        Total benefits and expenses               459          389         1,347        1,119
        Income tax expense                         21           12            55           40
                                             ----------   -----------   ----------   ----------
             Net income                   $        38  $        26   $       102  $        79
                                             ==========   ===========   ==========   ==========

        Deposits for investment-type
          Contracts                       $            $             $        20  $        18
        Deposits to separate accounts             524          395         1,491        1,320
        Self-funded premium

          Equivalents                           1,346          746         3,843        2,252

Net income for Employee Benefits increased $12 million or 44% and $23 million or 29% for the third quarter and first nine months of 2000 when compared to the third quarter and first nine months of 1999. The increase is due primarily to favorable morbidity experience in large case business, the acquisition of General American's group life and health business, and expense gains, which more than offset poor mortality experience.

401(k) premiums and deposits increased 31% (from $418 million to $550 million) and 13% (from $1,407 million to $1,589 million) for the third quarter and first nine months of 2000. Assets under administration (including third-party administration) in 401(k) increased 1% over the first nine months of 2000. The number of contributing participants increased from 501,000 at December 31, 1999 to 549,000 at September 30, 2000.

Premiums, fee income and equivalent premiums for group life and health increased 60% (from $1,130 million to $1,812 million) and 55% (from $3,364 million to $5,202 million) from the third quarter and first nine months of 1999, primarily due to the acquisition of the General American business.

Financial Services

The following is a summary of certain financial data of the Financial Services segment:

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                             ------------------------   -----------------------
        Operating Summary (Millions)           2000          1999         2000         1999
                                             ----------   -----------   ----------  -----------

        Premiums                          $        40  $        32   $       132  $      132
        Fee income                                 31           21            91          65
        Net investment income                     210          199           623         591
        Realized investment gains                   5            4            19           2
                                             ----------   -----------   ----------  -----------
             Total revenues                       286          256           865         790

        Total benefits and expenses               235          219           725         689
        Income tax expense                         18           12            50          35
                                             ----------   -----------   ----------  -----------
             Net income                   $        33  $        25   $        90  $       66
                                             ==========   ===========   ==========  ===========

        Deposits for investment-type
          contracts                       $       229  $       137   $       563  $      394
        Deposits to separate accounts             257          156           961         596

Net income for Financial Services increased $8 million or 32% and $24 million or 36% for the third quarter and first nine months of 2000 when compared to the same periods of 1999, due primarily to higher fee income, favorable individual life mortality experience, and realized gains on investments.

Savings

Savings premiums and deposits increased 64% (from $236 million to $386 million) and 38% (from $739 million to $1,017 million) for the third quarter and first nine months of 2000. The increase primarily reflects growth in deposits to separate accounts ($120 million) and in deposits to traditional fixed annuity products ($131 million) for the first nine months of 2000.

The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business, including separate accounts but excluding Guaranteed Investment Contracts, increased 2% from December 31, 1999.

New contributions to variable business represented 51% of the total deposits received in the first nine months of 2000 compared to 59% for the first nine months of 1999.

Customer participation in guaranteed separate accounts increased as assets under management for guaranteed separate account funds were $732 million at September 30, 2000 compared to $654 million at December 31, 1999.

Life Insurance

Individual life insurance revenue premiums and deposits of $170 million and $729 million for the third quarter and first nine months of 2000 represented an increase of $60 million or 54% and $283 million or 63% from the same periods in 1999. The increases are primarily due to an increase in BOLI separate account deposits of $43 million and $245 million for the third quarter and first nine months of 2000.

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

The distribution of the fixed maturity portfolio (both available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                             September 30,         December 31,
                                                 2000                  1999
                                            -----------------    --------------

        AAA                                       51.5%                 48.2%
        AA                                        10.1%                  8.8%
        A                                         17.1%                 20.2%
        BBB                                       20.4%                 22.4%
        BB and Below (non-investment grade)        0.9%                   .4%
                                            -----------------    --------------
        TOTAL                                    100.0%               100.0%

During the first nine months of 2000, net unrealized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $26 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have liquidity requirements that vary among the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Accident and health reserves, including long-term disability, consist of both short-term and long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments. Accident and health claim demands are stable and predictable but are generally shorter term, requiring greater liquidity.

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $449 million and $512 million as of September 30, 2000 and December 31, 1999, respectively.

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

The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $99 million of commercial paper outstanding at September 30, 2000. There was no commercial paper outstanding at December 31, 1999. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

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

(b)     Reports on Form 8-K

No reports on Form 8-K have been filed during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GWL&A FINANCIAL INC.



DATE:       November 10, 2000         BY:/s/           Glen R. Derback
                                               --------------------------------------------------
                                             Glen R. Derback, Vice President and Controller
                                            (Duly authorized officer & chief accounting officer)
