Form 10-Q
period 2001-03-31
GWL&A FINANCIAL INC
filed 2001-05-14
CIK 1070940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transaction period from   to

Commission file number 333-64473

                              GWL&A FINANCIAL INC.
             (Exact name of registrant as specified in its charter)

                               Colorado 84-1474245
 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                             Identification Number)

               8515 East Orchard Road, Greenwood Village, CO 80111
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes       X         No

As of May 11, 2001, 50,025 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.


                                        9
                                  TABLE OF CONTENTS



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

















PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

-------------------------------------------------------------------------
(Unaudited)
                                                   Three Months Ended
                                                       March 31,
                                               ---------------------------
                                                   2001          2000
                                               ------------- -------------
REVENUES:
  Premium income                             $    334,430       352,735
  Fee income                                      251,249       211,634
  Net investment income                           240,675       230,400
  Net realized gains on investments                 7,668         1,337
                                               ------------- -------------

                                                  834,022       796,106
                                               ------------- -------------
BENEFITS AND EXPENSES:
  Life and other policy benefits                  285,240       281,371
  Increase in reserves                             41,971        25,558
  Interest paid or credited to                    133,784       125,694
contractholders
  Provision for policyholders' share of
    earnings on participating business              1,588         2,278
  Dividends to policyholders                       23,361        22,631
                                               ------------- -------------

                                                  485,944       457,532
                                               ------------- -------------
                                               ------------- -------------

  Commissions                                      47,279        46,420
  Operating expenses                              202,134       201,932
  Premium taxes                                     7,144         8,749
                                               ------------- -------------

                                                  742,501       714,633
                                               ------------- -------------

INCOME BEFORE INCOME TAXES                         91,521        81,473

PROVISION FOR INCOME TAXES:
   Current                                         13,040        12,613
   Deferred                                        19,030        16,144
                                               ------------- -------------

                                                   32,070        28,757
                                               ------------- -------------

NET INCOME                                   $     59,451        52,716
                                               ============= =============











See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
                                                                  March 31,      December 31,
ASSETS                                                              2001             2000
------
                                                                --------------   --------------
                                                                 (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Available-for-sale, at fair value
       (amortized cost $9,510,794 and $9,372,009)             $    9,687,651   $    9,419,865
  Mortgage loans on real estate, net                                 784,690          843,371
  Common stock                                                        94,946           95,036
  Real estate, net                                                   106,554          106,690
  Policy loans                                                     2,822,299        2,809,973
  Short-term investments, available-for-sale
       (amortized cost $400,442 and $414,860)                        392,732          414,860
                                                                --------------   --------------

      Total Investments                                           13,888,872       13,689,795

Cash                                                                 195,183          156,388
Reinsurance receivable                                               241,753          233,968
Deferred policy acquisition costs                                    265,679          279,688
Investment income due and accrued                                    143,384          139,155
Uninsured claims receivable                                          259,303          227,803
Other assets                                                         636,686          503,533
Premiums in course of collection                                     121,197          149,969
Deferred income taxes                                                106,381          138,870
Separate account assets                                           11,860,736       12,381,137
                                                                --------------   --------------
TOTAL ASSETS                                                 $    27,719,174   $   27,900,306
                                                                ==============   ==============










                                                                                  (Continued)

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------

                                                                  March 31,      December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                2001             2000
------------------------------------
                                                                --------------   --------------
                                                                 (Unaudited)
POLICY BENEFIT LIABILITIES:

    Policy reserves                                           $   12,233,415   $   12,045,000
    Policy and contract claims                                       387,621          441,326
    Policyholders' funds                                             190,459          197,941
    Provision for policyholders' dividends                            73,182           72,716

GENERAL LIABILITIES:

    Due to GWL                                                        38,491           43,081
    Repurchase agreements                                            223,783
    Commercial paper                                                  98,720           97,631
    Other liabilities                                                802,218          852,842
    Undistributed earnings on
      participating business                                         161,493          165,754
    Separate account liabilities                                  11,860,736       12,381,137
                                                                --------------   --------------

      Total Liabilities                                           26,070,118       26,297,428
                                                                --------------   --------------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
  COMPANY'S JUNIOR SUBORDINATED DEBENTURES                           175,000          175,000

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares
authorized;
       0 shares issued and outstanding
    Preferred stock, $0 par value, 500,000 shares
authorized;
       0 shares issued and outstanding
    Common stock, $0 par value; 500,000 shares authorized;
       50,025 shares issued and outstanding                              250              250
    Additional paid-in capital                                       727,501          724,736
    Accumulated other comprehensive income                            64,640           33,672
    Retained earnings                                                681,665          669,220
                                                                --------------   --------------

      Total Stockholder's Equity                                   1,474,056        1,427,878
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $   27,719,174   $   27,900,306
                                                                ==============   ==============












See notes to consolidated financial statements.                                   (Concluded)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                       Three Months Ended
                                                                           March 31,
                                                                  -----------------------------
                                                                      2001            2000
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                  $      59,451   $      52,716
    Adjustments to reconcile net income to
       net cash (used in) provided by operating activities:
       Earnings allocated to participating policyholders                1,588           2,278
       Amortization of investments                                    (19,245)        (11,689)
       Net realized gains on investments                               (7,668)         (1,337)
       Depreciation and amortization                                   28,617          10,472
       Deferred income taxes                                           19,030          16,144
    Changes in assets and liabilities:
        Policy benefit liabilities                                    136,457         300,973
        Reinsurance receivable                                         (7,785)         (7,524)
        Accrued interest and other receivables                         (6,958)        (29,927)
        Other, net                                                   (237,708)        (57,115)
                                                                  -------------   -------------
                 Net cash (used in) provided by operating             (34,221)        274,991
activities
                                                                  -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity
                Maturities and redemptions                                            116,500
             Available-for-sale
                Sales                                               1,087,405         451,242
                Maturities and redemptions                            322,773         232,994
        Mortgage loans                                                 59,296          36,738
        Real estate                                                   103,038           2,984
        Common stock                                                    5,249           5,813
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                                         (91,902)
             Available-for-sale                                    (1,499,747)       (688,190)
        Mortgage loans                                                                   (463)
        Real estate                                                  (122,922)        (10,140)
        Common stock                                                  (14,477)        (22,437)
                                                                  -------------   -------------
                 Net cash (used in) provided by investing             (59,385)         33,139
activities
                                                                  -------------   -------------










See notes to consolidated financial statements.                                   (Continued)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                        Three Months Ended
                                                                            March 31,
                                                                   -----------------------------
                                                                       2001            2000
                                                                   -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                         $     (40,875)  $    (213,626)
   Net GWL (repayments) borrowings                                      (4,590)        (10,901)
   Dividends paid                                                      (47,006)        (30,401)
   Commercial paper borrowings (repayments)                              1,089          99,207
   Repurchase agreements borrowings (repayments)                       223,783         (80,579)
                                                                   -------------   -------------
              Net cash provided by (used in) financing                 132,401        (236,300)
activities
                                                                   -------------   -------------

NET INCREASE IN CASH                                                    38,795          71,830

CASH, BEGINNING OF YEAR                                                156,388         258,312
                                                                   -------------   -------------

CASH, END OF PERIOD                                              $     195,183   $     330,142
                                                                   =============   =============



See notes to consolidated financial statements.                                    (Concluded)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
THREE MONTHS ENDED MARCH 31, 2001 (Unaudited)
(Dollars in Thousands)

==============================================================================================
(unaudited)

                                                                                             Accumulated
                                                                                Additional      Other
                              Preferred Stock              Common Stock           Paid-in   Comprehensive     Retained
                          ------------------------   -------------------------
                            Shares       Amount        Shares        Amount       Capital      Income         Earnings       Total
                          -----------   ----------   -----------   ----------- ------------    ----------------  -----------  ------
BALANCES, JANUARY 1, 2001         0  $         0        50,025  $        250  $    724,736    $  33,672    $  669,220   $ 1,427,878

  Net income                                                                                                   59,451        59,451
  Other comprehensive                                                                            30,968                      30,968
  income
                                                                                                                          ----------
Total comprehensive                                                                                                          90,419
income
                                                                                                                          ----------
Dividends                                                                                                     (47,006)      (47,006)
Income tax benefit on
stock compensation                                                                  2,765                                    2,765
                          -----------   ----------   -----------   -----------  ------------ ---------------  -----------  ---------

BALANCES, MARCH 31, 2001          0  $         0        50,025  $        250  $    727,501    $  64,640    $  681,665   $ 1,474,056
                          ===========   ==========   ===========   ===========  =========== ================  ===========  =========



See ____ notes to ____ consolidated ____ financial statements.

                                     - 15 -
GWL&A FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands)
--------------------------------------------------------------------------------
(Unaudited)

1.      BASIS OF PRESENTATION

        The consolidated financial statements and related notes of GWL&A Financial Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2000.

        Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2.      NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, GWL&A adopted Statements of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted. The SFAS requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedge item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

        The adoption of SFAS 133 resulted in an approximate $1,000 after-tax increase to other comprehensive income (OCI).

        The Company uses derivative instruments to hedge asset and liability positions and to control risk. Derivatives are not used for speculative purposes.


        The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. The Company uses interest rate futures, swaps, and caps to manage the impact of interest rate changes on cash flows.

        Certain investments are exposed to foreign currency risk. The Company uses swaps to hedge the impact of the variability in exchange rates on interest receipts denominated in foreign currencies.

        In addition, the Company has written call or put options on various convertible debt instruments to minimize the equity impact on the fair value of the debt instrument.

        Hedge ineffectiveness of $1,744, determined in accordance with SFAS 133 for the three months ended March 31, 2001, was recorded in net investment income.

        Derivative gains and losses included in Other Comprehensive Income (OCI) are reclassified into earnings at the time interest income is recognized or interest receipts are received on bonds. During the three months ended March 31, 2001, $142 of derivative gains were reclassified to net investment income. The Company estimates that $567 of net derivative gains included in OCI will be reclassified into net investment income within the next twelve months.

        Transfers of Financial Assets and Extinguishments of Liabilities

        In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not anticipate that the adoption of the new SFAS will have a significant effect on earnings or the financial position of the Company.


3.      OTHER

        On December 31, 2000, the Company and certain affiliated companies completed a corporate reorganization. Prior to December 31, 2000, GWL&A Financial, was an indirect wholly owned subsidiary of The Great-West Life Assurance Company (GWL). Under the new structure, GWL&A Financial and GWL each continue to be indirectly and directly, respectively, owned by Great-West Lifeco Inc., a Canadian holding company (the Parent or Lifeco), but GWL no longer holds an equity interest in the Company or GWL&A Financial. Refer to the Company's report on Form 10-K for the year ended December 31, 2000, for additional information on the Company's organization.

        Effective January 1, 2000, the Company coinsured the majority of General American Life Insurance Company's (General American) group life and health insurance business, which primarily consists of administrative services only and stop-loss policies. The agreement converted to an assumption reinsurance agreement on January 1, 2001. The Company assumed approximately $150,000 of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and miscellaneous assets from General American.

        On October 6, 1999, the Company entered into an agreement with Allmerica Financial Corporation (Allmerica) to acquire Allmerica's group life and health insurance business on March 1, 2000. This business primarily consists of administrative services only and stop-loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price was based on a percentage of the premium and administrative fees in-force at March 1, 2000, and March 1, 2001, $22.1 million and $4.4 million, respectively.

        The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

        Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

        Operating Summary (Millions)                        Three Months Ended March 31,
                                                       ----------------------------------------
                                                             2001                  2000
                                                       ------------------    ------------------

        Premium income                              $             334     $             353
        Fee income                                                251                   212
        Net investment income                                     241                   230
        Net realized gains on investments                           8                     1
                                                       ------------------ -- ------------------
                Total revenues                                    834                   796

        Total benefits and expenses                               743                   714
        Income tax expenses                                        32                    29
                                                       ------------------    ------------------
                Net income                          $              59     $              53
                                                       ==================    ==================

        Deposits for investment type contracts                    198                   171
        Deposits to separate accounts                             956                   661
        Self-funded premium equivalents                         1,550                 1,188

                                                           March 31,           December 31,
        Balance Sheet (Millions)                             2001                  2000
                                                       ------------------    ------------------

        Investment assets                           $          13,889     $          13,689
        Separate account assets                                11,861                12,381
        Total assets                                           27,719                27,897
        Total policy benefit liabilities                       12,884                12,757
        Due to GWL                                                 38                    43
        Guaranteed preferred beneficial interests
        in
          the Company's junior subordinated
          Debentures                                              175                   175
        Total stockholder's equity                              1,474                 1,427

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

        The following discussion addresses the financial condition of the Company as of March 31, 2001, compared with December 31, 2000, and its results of operations for the quarter ended March 31, 2001, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2000 to which the reader is directed for additional information.

        CONSOLIDATED RESULTS

        The Company's consolidated net income increased $6 million or 11% for the first three months of 2001 when compared to the first three months of 2000. The increase reflects an increase of $6 million in the Financial Services segment, which resulted primarily from higher fee income and realized gains on investments.

        Total revenues increased $38 million or 5% for the first three months of 2001 when compared to the first three months of 2000. The growth in revenues for the first three months of 2001 was comprised of increased fee income of $39 million, increased net investment income of $11million, and increased realized gains on investments of $7 million. This is offset by premium income, which decreased $19 million for the first three months of 2001 when compared to the first three months of 2000. The decreased premium income in 2001 was comprised of a decrease in Employee Benefits premium income of $20 million offset by an increase in Financial Services premium income of $1 million. The decrease in Employee Benefits premium income is attributable to higher termination rates in the segment's group life and health business.

        The growth in fee income is primarily in the Employee Benefits segment ($33 million). The increase in Employee Benefits was attributable to overall price increases in the group life and health businesses and a restructuring of the New England joint venture, which is offset by higher expenses.

        The increase in net investment income was primarily the result of increasing interest rates. The actual earned rate at March 31, 2001 was 7.32% compared to 7.10% at March 31, 2000. A small increase in the general account's invested assets also resulted in an increase in net investment income.

        Realized investment gains increased from a realized investment gain of $1 million in the first three months of 2000 to a realized investment gain of $8 million in 2001. The increase is primarily due to gains of $6.4 million from the sale of fixed maturities.

        The benefits and expenses increased $29 million or 4% for the first three months of 2001 when compared to the first three months of 2000. The growth in benefits and expenses was primarily in the Employee Benefits segment, which increased $18 million, primarily due to poor mortality and morbidity in the segment's group life and health business, respectively. The Financial Services segment reflected an increase in benefits and expenses of $11 million, primarily due to the growth in increase in policy reserves.

        Income tax expense increased $3 million or 10% for the first three months of 2001 when compared to the first three months of 2000. The increase reflects higher pre-tax earnings for the first three months of 2001.

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

        Deposits for investment-type contracts increased $27million or 16% for the first three months of 2001 when compared to the first three months of 2000. This increase is primarily attributable to the Financial Services segment, where the Company has experienced growth in premium for fixed annuity products due to higher interest crediting rates being offered to customers and the volatility in the variable marketplace.

        Deposits for separate accounts increased $295 million or 45% for the first three months of 2001 when compared to the first three months of 2000. The increase is due primarily to increased sales in the 401(k) line of business and increased public/non-profit single premiums.

        Self-funded premium equivalents increased $362 million or 30% for the first three months of 2001 when compared to the first three months of 2000. The increase was due to the General American business ($139 million) and higher overall claims volume for the self-funded business.

        SEGMENT RESULTS

        Employee Benefits

        The following is a summary of certain financial data of the Employee Benefits segment:

        Operating Summary (Millions)                        Three Months Ended March 31,
                                                       ----------------------------------------
                                                             2001                  2000
                                                       ------------------    ------------------
        Premium income                              $             282     $             302
        Fee income                                                216                   183
        Net investment income                                      25                    23
        Realized investment gains (losses)                          2                    (2)
                                                       ------------------ -- ------------------
                Total revenues                                    525                   506

        Total benefits and expenses                               483                   465
        Income tax expenses                                        15                    14
                                                       ------------------    ------------------
                Net income                          $              27     $              27
                                                       ==================    ==================

        Deposits for investment type contracts                      7                    15
        Deposits to separate accounts                             592                   464
        Self-funded premium equivalents                         1,550                 1,188

        Fee income increased $33 million for the first three months of 2001 compared to the first three months of 2000. The increase is due primarily to the restructuring of the New England joint venture which is offset with higher operating expenses, as well as price increases in the overall group health block of business.

        Total benefits and expenses increased $17 million for the first three months of 2001 when compared to the first three months of 2000. The increase is due primarily to unfavorable mortality in the group life business and unfavorable morbidity in the group health business.

        401(k) premiums and deposits increased 20% for the first three months of 2001 (from $505 million to $626 million) when compared to the first three months of 2000. Assets under administration (including third-party administration) in 401(k) decreased 11% over the first three months of 2000 reflecting lower U.S. equity markets. The number of contributing participants increased from 551,000 at December 31, 2000 to 571,000 at March 31, 2001.

        Self-funded premium equivalents increased $362 million for the first three months of 2001 compared to the first three months of 2000. The increase is primarily due to higher self-insured claims volume.

        Financial Services

        The following is a summary of certain financial data of the Financial Services segment:

        Operating Summary (Millions)                        Three Months Ended March 31,
                                                       ----------------------------------------
                                                             2001                  2000
                                                       ------------------    ------------------
        Premium income                              $              52     $              51
        Fee income                                                 35                    29
        Net investment income                                     216                   207
        Realized investment gains                                   6                     3
                                                       ------------------ -- ------------------
                Total revenues                                    309                   290

        Total benefits and expenses                               260                   249
        Income tax expenses                                        17                    15
                                                       ------------------    ------------------
                Net income                          $              32     $              26
                                                       ==================    ==================

        Deposits for investment type contracts                    191                   156
        Deposits to separate accounts                             326                   197

        Net income for Financial Services increased $6 million or 20% for the first three months of 2001 when compared to the first three months of 2000, due primarily to higher fee income and realized gains on investments.

        Savings

        Savings premiums and deposits increased $170 million (from $344 million to $514 million) or 49% for the first three months of 2001, when compared to the first three months of 2000, which reflects growth in deposits to separate accounts ($129 million) and growth in deposits to traditional fixed annuity products ($32 million).


        The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business, including separate accounts but excluding Guaranteed Investment Contracts, increased 1% from December 31, 2000.

        The Financial Services segment's savings business experienced strong growth during the first three months of 2001. The total lives under administration increased from 1,002,785 at December 31, 2000, to 1,135,704 at March 31, 2001.

        Customer participation in guaranteed separate accounts increased and assets under management for guaranteed separate account funds were $1,082 million at March 31, 2001 compared to $749 million at December 31, 2000.

        Life Insurance

        Individual life insurance revenue premiums and deposits of $128 million increased $40 million or 46% from the same period last year, which is primarily due to an increase in BOLI deposits of $38 million for the first three months of 2001.

        GENERAL ACCOUNT INVESTMENTS

        The Company's primary investment objective is to acquire assets whose duration and cash flow reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

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

        The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                           March 31,           December 31,
                                                             2001                  2000
                                                       ------------------    ------------------

        AAA                                                   54.0%                53.5%
        AA                                                     9.9%                10.2%
        A                                                     15.4%                16.2%
        BBB                                                   18.7%                19.0%
        BB and Below (non-investment grade)                    2.0%                 1.1%
                                                       ------------------    ------------------
                          TOTAL                              100.0%               100.0%

        During the first three months of 2001, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $31 million.

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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $587 million and $568 million as of March 31, 2001 and December 31, 2000, respectively.


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

        Additional liquidity is available through the Company's participation in repurchase agreements with third party brokers. The Company had $223.8 million of repurchase agreements at March 31, 2001, compared to zero at December 31, 2000. The Company's participation in repurchase agreements depends on current market conditions. Therefore, fluctuations may occur.

        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $98.7 million and $97.6 million of commercial paper outstanding at March 31, 2001, and December 31, 2000, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Index to Exhibits

        None

(b)     Reports on Form 8-K

A report on Form 8-K, dated January 12, 2001, was filed disclosing the Company's reorganization.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GWL&A FINANCIAL INC.



DATE:        May 14, 2001        BY:/s/   Glen R. Derback
             -------------------          -------------------------------------------------------
                                          Glen R. Derback, Vice President and Controller
                                          (Duly authorized officer & chief accounting officer)

