Form 10-Q
period 2001-06-30
GWL&A FINANCIAL INC
filed 2001-08-14
CIK 1070940

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2001
                                 --------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transaction period from                     to
                                ------------------       --------------------

Commission file number                       333-64473
                                 ----------------------------------

                              GWL&A FINANCIAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

          Colorado                                    84-1474245
------------------------------------    ----------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)


               8515 East Orchard Road, Greenwood Village, CO 80111
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 737-4128
  ----------------------------------------------------------------------------
              (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes             X             No
             -----------------           -----------------

As of June 30, 2001, 50,025 shares of the registrants common stock were outstanding, all of which were owned by the registrants parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.




                                                  TABLE OF CONTENTS


Part I       FINANCIAL INFORMATION
                                                                       ---------
             Item 1   Financial Statements

                      Consolidated Statements of Income

                      Consolidated Balance Sheets

                      Consolidated Statements of Cash Flows

                      Consolidated Statements of Stockholders Equity

                      Notes to Consolidated Financial Statements

             Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

Part II      OTHER INFORMATION

             Item 1   Legal Proceedings

             Item 6   Exhibits and Reports on Form 8-K

             Signature




PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]
--------------------------------------------------------------------------------
[Unaudited]

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                             ---------------------------------- -- ----------------------------------
                                                 2001                2000               2001               2000
                                             --------------     ---------------    ---------------     --------------
REVENUES:
  Premium income                         $         262,900  $         318,407   $        597,330   $         671,143
  Fee income                                       231,601            213,229            482,850             424,863
  Net investment income                            244,657            228,019            485,332             458,419
  Net realized gains on
    investments                                      1,264              9,154              8,932              10,491
                                             --------------     ---------------    ---------------     --------------

                                                   740,422            768,809          1,574,444           1,564,916
                                             --------------     ---------------    ---------------     --------------

BENEFITS AND EXPENSES:
  Life and other policy benefits                   246,676            287,725            531,916             569,096
  (Decrease) increase in reserves                  (12,656)             3,953             29,315              29,511
  Interest paid or credited
    to contractholders                             133,038            109,235            266,822             234,929
  Provision for policyholders
    share of earnings on
    participating business                             723              2,176              2,311               4,454
  Dividends to policyholders                        16,165             15,341             39,526              37,972
                                             --------------     ---------------    ---------------     --------------

                                                   383,946            418,430            869,890             875,962
                                             --------------     ---------------    ---------------     --------------

  Commissions                                       46,951             52,660             94,230              99,080
  Operating expenses                               213,965            176,309            416,099             378,241
  Premium taxes                                      6,449             15,683             13,593              24,432
  Special charges                                  127,040                               127,040
                                             --------------     ---------------    ---------------     --------------

                                                   778,351            663,082          1,520,852           1,377,715
                                             --------------     ---------------    ---------------     --------------

INCOME BEFORE INCOME
  TAXES                                            (37,929)           105,727             53,592             187,201

PROVISION FOR INCOME
  TAXES:
    Current                                         44,685             24,531             57,725              37,144
    Deferred                                       (60,941)            12,817            (41,911)             28,962
                                             --------------     ---------------    ---------------     --------------

                                                   (16,256)            37,348             15,814              66,106
                                             --------------     ---------------    ---------------     --------------

NET INCOME                               $         (21,673) $          68,379   $         37,778   $         121,095
                                             ==============     ===============    ===============     ==============


See notes to consolidated financial statements.



GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
--------------------------------------------------------------------------------
[unaudited]

                                                                             June 30,               December 31,
ASSETS                                                                         2001                     2000
                                                                        --------------------    ---------------------

INVESTMENTS:

  Fixed Maturities:
    Available-for-sale, at fair value
      (amortized cost $9,637,689 and $9,372,009)                    $          9,755,527     $         9,419,865
  Mortgage loans on real estate, net                                             765,291                 843,371
  Common stock                                                                    91,748                  95,036
  Real estate, net                                                               107,378                 106,690
  Policy loans                                                                 2,906,384               2,809,973
  Short-term investments, available-for-sale
    (amortized cost $344,456 and $414,860)                                       333,403                 414,860
                                                                        --------------------    ---------------------

    Total investments                                                         13,959,731              13,689,795

  Cash                                                                           160,505                 156,388
  Reinsurance receivable                                                         226,570                 233,968
  Deferred policy acquisition costs                                              268,002                 279,688
  Investment income due and accrued                                              122,942                 139,155
  Uninsured claims receivable                                                    100,752                 227,803
  Other assets                                                                   773,325                 503,533
  Premiums in course of collection                                                90,440                 149,969
  Deferred income taxes                                                          165,517                 138,870
  Separate account assets                                                     12,673,244              12,381,137
                                                                        --------------------    ---------------------

TOTAL ASSETS                                                        $         28,541,028     $        27,900,306
                                                                        ====================    =====================

                                                                                                    (continued)


GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
----------------------------------------------------------------------------------------------------------------------
[unaudited]

                                                                             June 30,               December 31,
LIABILITIES AND STOCKHOLDERS EQUITY                                            2001                     2000
                                                                        --------------------    ---------------------

POLICY BENEFIT LIABILITIES:

  Policy reserves                                                   $         12,284,481     $        12,045,000
  Policy and contract claims                                                     374,638                 441,326
  Policyholders funds                                                            245,019                 197,941
  Provision for policyholders dividends                                           74,021                  72,716
  Undistributed earnings on participating business                               164,166                 165,754
GENERAL LIABILITIES:

  Due to GWL                                                                      31,539                  43,081
  Repurchase agreements                                                          231,402
  Commercial paper                                                                98,701                  97,631
  Other liabilities                                                              804,545                 852,842
  Separate account liabilities                                                12,673,244              12,381,137
                                                                        --------------------    ---------------------

    Total liabilities                                                         26,981,756              26,297,428
                                                                        --------------------    ---------------------

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE COMPANYS JUNIOR SUBORDINATE
  DEBENTURES                                                                     175,000                 175,000

STOCKHOLDERS EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $0 par value; 500,000 shares
    authorized; 50,025 shares issued and outstanding                                 250                     250
  Additional paid-in capital                                                     729,076                 724,736
  Accumulated other comprehensive income                                          42,409                  33,672
  Retained earnings                                                              612,537                 669,220
                                                                        --------------------    ---------------------

    Total stockholders equity                                                  1,384,272               1,427,878
                                                                        --------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                           $         28,541,028     $        27,900,306
                                                                        ====================    =====================

See notes to consolidated financial statements.                                                     (Concluded)



GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
----------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ---------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ---------------------
OPERATING ACTIVITIES:

  Net income                                                        $             37,778     $           121,095
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Earnings allocated to participating policyholders                              2,312                   4,454
    Amortization of investments                                                  (38,330)                (25,395)
    Realized gains (losses) on disposal of investments
      and write-downs of mortgage loans and real estate                           (8,932)                (10,491)
    Amortization                                                                  24,519                  25,361
    Deferred income taxes                                                        (41,911)                 28,962
  Changes in assets and liabilities:
    Policy benefit liabilities                                                   111,766                 300,142
    Reinsurance receivable                                                         7,398                  (3,959)
    Accrued interest and other receivables                                       202,793                 (51,783)
    Other, net                                                                  (244,934)                 56,568
                                                                        --------------------    ---------------------

    Net cash provided by operating activities                                     52,459                 444,954
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions
    of investments:
    Fixed maturities:
      Held-to-maturity
        Maturities and redemptions                                                                       212,164
      Available-for-sale
        Sales                                                                  2,747,351                 666,969
        Maturities and redemptions                                               629,040                 436,865
    Mortgage loans                                                                76,757                  67,751
    Real estate                                                                  103,038                   6,863
    Common stock                                                                  19,600                  12,102
  Purchases if investments:
    Fixed maturities
      Held-to-maturity                                                                                   (85,433)
      Available-for-sale                                                      (3,534,634)             (1,312,520)
    Mortgage loans                                                                                        (1,917)
    Real estate                                                                 (104,407)                (20,439)
    Common stock                                                                 (24,769)                (24,796)
                                                                        --------------------    ---------------------

    Net cash used in investing activities                                        (88,024)                (42,391)
                                                                        --------------------    ---------------------


                                                                                                    (continued)


GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
----------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ---------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ---------------------
FINANCING ACTIVITIES:

  Contract withdrawals, net of deposits                             $            (86,787)    $          (283,662)
  Net GWL repayments                                                             (11,542)                   (647)
  Dividends paid                                                                 (94,461)                (60,775)
  Net commercial paper borrowings                                                  1,070                  99,128
  Net repurchase agreements borrowings (repayments)                              231,402                 (80,579)
                                                                        --------------------    ---------------------

    Net cash provided by (used in) financing activities                           39,682                (326,535)
                                                                        --------------------    ---------------------

NET INCREASE IN CASH                                                               4,117                  76,028

CASH, BEGINNING OF YEAR                                                          156,388                 267,986
                                                                        --------------------    ---------------------

CASH, END OF YEAR                                                   $            160,505     $           344,014
                                                                        ====================    =====================


See notes to consolidated financial statements.                      (Concluded)



GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001 [Dollars in Thousands]
--------------------------------------------------------------------------------
[Unaudited]

                                                                                                                    Accumulated
                                                                                                  Additional           Other
                                         Preferred Stock                  Common Stock             Paid-in         Comprehensive
                                     -------------------------     ---------------------------
                                      Shares         Amount          Shares         Amount         Capital            Income
                                     ----------     ----------     -----------    ------------    -----------     ----------------

BALANCES, JANUARY 1, 2001                   0              0          50,025            250         724,736              33,672

  Net income
  Other comprehensive income                                                                                              8,737

Total comprehensive income

Dividends
Income tax benefit on stock
  compensation                                                                                        4,340
                                     ----------     ----------     -----------    ------------    -----------     ----------------

BALANCES, JUNE 30, 2001                     0   $          0          50,025   $        250    $    729,076   $          42,409
                                     ==========     ==========     ===========    ============    ===========     ================



BALANCES, JANUARY 1, 2001               Retained

  Net income                            Earnings         Total
  Other comprehensive income           -----------     -----------

Total comprehensive income               669,220       1,427,878

Dividends                                 37,778          37,778
Income tax benefit on stock                                8,737
  compensation                                         -----------
                                                          46,515
                                                       -----------
BALANCES, JUNE 30, 2001                  (94,461)        (94,461)

                                                           4,340
                                       -----------     -----------

                                     $   612,537   $   1,384,272
                                       ===========     ===========


See notes to consolidated financial statements.



GWL&A FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Amounts in Thousands]
--------------------------------------------------------------------------------
[Unaudited]

1.       BASIS OF PRESENTATION

The consolidated financial statements and related notes of GWL&A Financial Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Companys latest annual report on Form 10-K for the year ended December 31, 2000.

Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2.       NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and
Hedging   Activities  as  amended  and  interpreted.   The  SFAS  requires  all
derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedge item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

Hedge ineffectiveness of $1,008 and $1,350, determined in accordance with SFAS 133 for the second quarter and the first six months ended June 30, 2001, was recorded in net investment income.

Derivative gains and losses included in OCI are reclassified into earnings at the time interest income is recognized or interest receipts are received on bonds for the second quarter and the first six months ended June 30, 2001, $87 and $228 of derivative gains was reclassified to net investment income. The Company estimates that $457 of net derivative gains included in OCI will be reclassified into net investment income within the next twelve months.

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: A replacement of FASB Statement No. 125, which revises the standards for accounting for securitizations, and other transfers of financial assets and collateral, and requires certain disclosures. SFAS No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the new SFAS did not have a significant effect on earnings or the financial position of the Company.

On June 29, 2001 Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board
(FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and, although it is still reviewing the provisions of this Statement, management's preliminary assessment is that the Statement will not have a material impact on the Company's financial position or results of operations.

3.       OTHER

On December 31, 2000, the Company and certain affiliated companies completed a corporate reorganization. Prior to December 31, 2000, GWL&A Financial, was an indirect wholly owned subsidiary of The Great-West Life Assurance Company (GWL). Under the new structure, GWL&A Financial and GWL each continue to be indirectly and directly, respectively, owned by Great-West Lifeco, Inc., a Canadian holding company (the Parent or Lifeco), but GWL no longer holds an equity interest in the Company or GWL&A Financial. Refer to the Companys report on Form 10-K for the year ended December 31, 2000, for additional information on the Companys organization.

Effective January 1, 2000, the Company co-insured the majority of General American Life Insurance Companys (General American) group life and health insurance business that primarily consists of administrative services only and stop-loss policies. The agreement converted to an assumption reinsurance agreement on January 1, 2001. The Company assumed approximately $150,000 of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and miscellaneous assets from General American.

On October 6, 1999, the Company entered into an agreement with Allmerica Financial Corporation (Allmerica) to acquire Allmericas group life and health insurance business on March 1, 2000. This business primarily consists of administrative services only and stop-loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price was based on a percentage of the premium and administrative fees in-force at March 1, 2000 and March 1, 2001.

In the second quarter of 2001, the Company recorded a $127 million special charge, ($80.9 million, net of tax) related to its Alta Health & Life Insurance Company subsidiary. The principal components of the charge include $58 million from Premiums and Claims, $46 million from Premium Deficiency Reserve and $23 million from Goodwill. The Company acquired Alta on July 8, 1998. During 1999 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Companys system and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to discontinue writing new Alta business and all Alta customers will be moved to the Companys contracts over time. All Alta sales and administration staff have become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company.

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




Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                  Three Months Ended                     Six Months Ended
               Operating Summary                       June 30,                              June 30,
                                            --------------------------------    ------------------------------------
                  [Millions]                    2001              2000              2001                 2000
         ------------------------------     -------------     --------------    --------------     -----------------

         Premium income                 $           263   $           318    $          597    $               671
         Fee income                                 231               213               483                    425
         Net investment income                      245               228               485                    458
         Net realized gains
           on investments                             1                10                 9                     11
                                            -------------     --------------    --------------     -----------------
           Total revenues                           740               769             1,574                  1,565

         Total benefits and
           expenses                                 651               664             1,393                  1,378
         Income tax expenses                         30                37                62                     66
                                            -------------     --------------    --------------     -----------------
                                            -------------     --------------    --------------     -----------------
         Net income before
           special charges                           59                68               119                    121
         Special charges (net)                       81                                  81
                                            -------------     --------------    --------------     -----------------
           Net income (loss)            $           (22)  $            68    $           38    $               121
                                            =============     ==============    ==============     =================

         Deposits for
           investment-type
           Contracts                    $           176   $           184    $          374    $               354
         Deposits to separate
           Accounts                                 686             1,010             1,642                  1,671
         Self-funded premium
           Equivalents                            1,426             1,309             2,976                  2,497



                 Balance Sheet                                                    June 30,           December 31,
                  [Millions]                                                        2001                 2000
         ------------------------------                                         --------------     -----------------

         Investment assets                                                   $        13,960   $            13,689
         Separate account
           Assets                                                                     12,673                12,381
         Total assets                                                                 28,541                27,897
         Total policy benefit
           Liabilities                                                                12,979                12,757
         Due to GWL                                                                       32                    43
         Guaranteed preferred
           beneficial interests in
           the Companys junior
           Subordinated
           Debentures                                                                    175                   175
         Total stockholders
           Equity                                                                      1,384                 1,427



GENERAL

This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as expect, anticipate, believe, or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Companys beliefs concerning future or projected levels of sales of the
Companys   products,   investment   spreads  or  yields,  or  the  earnings  or
profitability of the Companys activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Companys control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with the Companys investment portfolio, and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

The following discussion addresses the financial condition of the Company as of June 30, 2001, compared with December 31, 2000, and its results of operations for the three months and six months ended June 30, 2001, compared with the same period last year. The discussion should be read in conjunction with the Managements Discussion and Analysis section included in the Companys report on Form 10-K for the year ended December 31, 2000 to which the reader is directed for additional information.

CONSOLIDATED RESULTS

The Companys consolidated net income decreased $9 million or 13% and $2 million or 2% for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. The decrease reflects a decrease of $8 million and $9 million for the second quarter and first six months of 2001 in the Employee Benefits segment that resulted primarily from unfavorable morbidity and mortality. These results are before one-time charges of $80.9 million and operating losses of $18.7 million, net of tax, related to our Alta Health & Life Insurance Company subsidiary. The Company acquired Alta on July 8, 1998. During 1999 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Companys system and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to discontinue writing new Alta business and all Alta customers will be moved to the Companys contracts over time. All Alta sales and administration staff has become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company.

Total revenues decreased $28 million or 4% and increased $10 million or 1% for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. The decline in revenues for the second quarter and the increase for the first six months of 2001 was comprised of decreased premium income of $56 million and $74 million, and decreased realized gains on investments of $8 million and $2 million. This is offset by fee income that increased $18 million and $58 million and net investment income that increased $17 million and $27 million for the second quarter and the first six months of 2001, when compared to the second quarter and first six months of 2000.

The decline in premium income is primarily in the Employee Benefits segment primarily due to a higher level of terminations.

Realized investment gains decreased $9 million during the second quarter of 2001 compared to the same period last year. Realized investment gains decreased $2 million during the first six months of 2001 compared to the same period last year. The majority of the decrease is from gains of $7 million and $8 million from the sale of common stock during the second quarter and first six months of 2000 compared to $16 thousand and $600 thousand during the same periods this year.

The growth in fee income is primarily in the Employee Benefits segment due to a combination of a change in the marketing agreement with New England and increased pricing associated with the administration of the ASO contract.

The increase in net investment income was primarily the result of increasing interest rates in 2000. The actual earned rate at June 30, 2001 was 7.38% compared to 7.04% at June 30, 2000.

The benefits and expenses decreased $12 million or 2% and increased $16 million or 1% for the second quarter and the first six months of 2001 when compared to the second quarter and first six months of 2000. The growth in benefits and expenses was primarily due to an increase in operating expenses.

Income tax expense decreased $7 million or 19% and $4 million or 6% for the second quarter and the first six months of 2001 when compared to the same period in 2000. The decrease reflects lower pre-tax earnings for the second quarter and the first six months of 2001.

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

Deposits for investment-type contracts increased $20 million or 6% for the six months of 2001 when compared to the six months of 2000. This increase is primarily attributable to the Financial Services segment, where the Company has experienced growth in premium for fixed annuity products due to the impact of the higher volatility in the variable marketplace.

Deposits for separate accounts decreased $29 million or 2% for the six months of 2001 when compared to the six months of 2000. The decrease is due primarily to, decreased sales in the 401(k) line of business and decreased public/non-profit single premiums.

Self-funded premium equivalents increased $479 million or 19% for the six months of 2001 when compared to the six months of 2000. The increase was due to the General American business ($196 million) and higher overall claims volume for the self-funded business.


SEGMENT RESULTS

Employee Benefits

The following is a summary of certain financial data of the Employee Benefits segment:

                                                  Three Months Ended                     Six Months Ended
               Operating Summary                       June 30,                              June 30,
                                             ------------------------------     ------------------------------------
                   [Millions]                    2001             2000              2001                2000
         -------------------------------     -------------    -------------     --------------    ------------------

         Premiums                        $           226   $          277   $           508    $              579
         Fee income                                  199              182               415                   365
         Net investment income                        22               22                47                    46
         Net realized gains
           (losses) on investments                     1               (1)                3                    (3)
                                             -------------    -------------     --------------    ------------------
           Total revenues                            448              480               973                   987

         Total benefits and
           Expenses                                  406              423               889                   888
         Income tax expenses                          13               20                28                    34
         Net income before
           special charges                            29               37                56                    65
         Special charges (net)                        81                                 81
                                             -------------    -------------     --------------    ------------------
           Net income                    $           (52)  $           37   $           (25)   $               65
                                             =============    =============     ==============    ==================

         Deposits for
           investment-type
           Contracts                     $             7   $            5   $            14    $               20
         Deposits to separate
           Accounts                                  431              503             1,023                   967
         Self-funded premium
           Equivalents                             1,426            1,309             2,976                 2,497


Fee income increased $17 million and $50 million for the second quarter and for the first six months of 2001, compared to the second quarter and the first six months of 2000. The increase is due primarily to the restructuring of the New England joint venture which is offset with higher operating expenses, as well as price increases in the overall group health block of business.

Total benefits and expenses decreased $17 million and increased $1 million for the second quarter and for the first six months of 2001 when compared to the first six months of 2000. The increase is due primarily to unfavorable morbidity in the group health business and higher operating expenses.

401(k) premiums and deposits increased 5% for the first six months of 2001 (from $1,038 million to $1,088 million) when compared to the first six months of 2000. Assets under administration (including third-party administration) in 401(k) decreased 4.8% over the six months of 2001 reflecting lower U.S. equity markets. The number of contributing participants increased from 551,000 at December 31, 2000 to 562,800 at June 30, 2001.

Self-funded premium equivalents increased $117 million and $479 million for the second quarter and the first six months of 2001 compared to the second quarter and first six months of 2000. The increase is primarily due to higher self-insured claims volume.

The decrease in earnings for the first six months of 2001 compared to a year ago was primarily related to the decision to discontinue writing new business for Alta Health & Life Insurance Company.

Financial Services

The following is a summary of certain financial data of the Financial Services segment.

                                                  Three Months Ended                     Six Months Ended
               Operating Summary                       June 30,                              June 30,
                                           ---------------------------------    ------------------------------------
                  [Millions]                   2001               2000              2001                 2000
         ------------------------------    --------------     --------------    --------------     -----------------

         Premiums                       $           38    $            41    $           90    $                92
         Fee income                                 33                 31                68                     59
         Net investment income                     222                206               438                    413
         Net realized gains
           on investments                                              10                 6                     14
                                           --------------     --------------    --------------     -----------------
           Total revenues                          293                288               602                    578

         Total benefits and
           Expenses                                245                240               505                    490
         Income tax expenses                        17                 17                34                     32
                                           --------------     --------------    --------------     -----------------
           Net income                   $           31    $            31    $           63    $                56
                                           ==============     ==============    ==============     =================

         Deposits for
           investment-type
           Contracts                    $          168    $           178    $          359    $               334
         Deposits to separate
           Accounts                                292                507               618                    704

Net income for Financial Services was unchanged for the three months ended June 30, 2001 when compared to the same period last year and increased $7 million or 13% for the first six months of 2001 when compared to the first six months of 2000, due primarily to improved mortality in individual insurance and increased interest margins on public non profit business.

Savings

Savings premiums and deposits increased $80 million (from $287 million to $367 million) for the three months ended June 2001 when compared to the same period last year and increased $251 million (from $631 million to $882 million) or 40% for the first six months of 2001 when compared to the first six months of 2000, which reflects growth in deposits to separate accounts ($150 million) and growth in deposits to traditional fixed annuity products ($93 million).

The   Financial   Services   segments   core   savings   business   is  in  the
public/non-profit  pension market. The assets of the  public/non-profit  pension
business  including  separate  accounts  but  excluding  Guaranteed   Investment
Contracts increased 2.6% from December 31, 2000.

The Financial Services segments savings business experienced strong growth during the first six months of 2001. The total lives under administration increased from 1,002,785 at December 31, 2000, to 1,222,240 at June 30, 2001.

Customer participation in guaranteed separate accounts increased and assets under management for guaranteed separate account funds were $1,173 million at June 30, 2001 compared to $749 million at December 31, 2000.

Life Insurance

Individual life insurance revenues and premiums of $126 million and $254 million for the second quarter and first six months of 2001 represent a decrease of $345 million or 73% and $305 million or 55% from the same periods last year. These decreases are primarily due to a decrease in BOLI separate account deposits.

GENERAL ACCOUNT INVESTMENTS

The Companys primary investment objective is to acquire assets whose duration and cash flow reflect the characteristics of the Companys liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines are designed to ensure that even in changing market conditions, the Companys assets will meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

Fixed Maturities

Fixed maturities investments include public and privately placed corporate bonds, public and privately placed structured assets and government bonds. This latter category contains both asset-backed and mortgage-backed securities, including collateralized mortgage obligations (CMOs). The Companys strategy related to structured assets is to focus on those with lower volatility and minimal credit risk. The Company does not invest in higher risk CMOs such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

Private placement investments are generally less marketable than publicly traded assets, yet they typically offer covenant protection that allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

One of the Companys primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of rating agencies.

The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                                    June 30,                  December 31,
                                                                      2001                        2000
                                                              ----------------------     -----------------------

         AAA                                                              55.5  %                     53.5  %
         AA                                                                9.3  %                     10.2  %
         A                                                                14.7  %                     16.2  %
         BBB                                                              18.0  %                     19.0  %
         BB and Below (non-investment grade)                               2.5  %                      1.1  %
                                                              ----------------- ----     ------------------ ----

                                TOTAL                                    100.0  %                    100.0  %

During the six months of 2001, net realized gains on fixed maturities included in stockholders equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholders equity by $9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Companys operations have liquidity requirements that vary among the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Accident and health reserves, including long-term disability, consist of both short-term and long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments. Accident and health claim demands are stable and predictable but generally shorter term, requiring greater liquidity.

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $491 million and $568 million as of June 30, 2001 and December 31, 2000, respectively.

Funds provided from premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits, and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The Companys capital resources represent funds available for long-term business commitments and primarily consist of retained earnings and proceeds from the issuance of commercial paper and equity securities. Capital resources provide protection for policyholders and the financial strength to support the underwriting of insurance risks, and allow for continued business growth. The amount of capital resources that may be needed is determined by the Companys senior management and Board of Directors, as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Companys existing business.

Additional liquidity is available through the Companys participation in repurchase agreements with third party brokers. The Company had $231 million of repurchase agreements at June 30, 2001, compared to zero at December 31, 2000. The Companys participation in repurchase agreements depends on current market conditions. Therefore, fluctuations may occur.

The Companys financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $98.7 million and $97.6 million of commercial paper outstanding at June 30, 2001, and December 31, 2000, respectively. The commercial paper has been given a rating of A-1 + by Standard & Poors Corporation and a rating of P-1 by Moodys Investors Service, each being the highest rating available.




PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that arise in the ordinary course of its business, the resolution of which should not have a material adverse effect on its financial position or results of operations.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GWL&A FINANCIAL INC.



BY:   /s/ Glen R. Derback                              DATE:   August 14, 2001
      ----------------------------------------------         -------------------
      Glen R. Derback, Vice President and Controller
      (Duly authorized officer and chief
       accounting officer)