Form 10-Q
period 2001-09-30
GWL&A FINANCIAL INC
filed 2001-11-14
CIK 1070940

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                                ----------------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                       to
                                 -------------------      -------------------

Commission file number                  333-64473
                            ----------------------------------

                              GWL&A FINANCIAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

          Colorado                                      84-1474245
-----------------------------------      ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


               8515 East Orchard Road, Greenwood Village, CO 80111
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 737-4128
  ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of September 30, 2001, 50,025 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS


Part I   FINANCIAL INFORMATION                                           Page
                                                                     -----------

         Item 1   Financial Statements                                     3

                  Consolidated Statements of Income                        3

                  Consolidated Balance Sheets                              4

                  Consolidated Statements of Cash Flows                    6

                  Consolidated Statements of Stockholder's Equity          8

                  Notes to Consolidated Financial Statements               9

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            12

         Item 3   Quantitative and Qualitative Disclosures About
                  Market Risk                                              19

Part II  OTHER INFORMATION                                                 20

         Item 1   Legal Proceedings                                        20

         Item 6   Exhibits and Reports on Form 8-K                         20

         Signature                                                         20

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]

---------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                             ---------------------------------- -- ----------------------------------
                                                 2001                2000               2001               2000
                                             --------------     ---------------    ---------------     --------------
REVENUES:
  Premium income                         $         294,308  $         339,059   $        891,638   $       1,010,202
  Fee income                                       250,335            223,160            733,185             648,023
  Net investment income                            229,013            238,090            714,345             696,509
  Net realized gains on
    investments                                     13,111              3,618             22,043              14,109
                                             --------------     ---------------    ---------------     --------------

                                                   786,767            803,927          2,361,211           2,368,843
                                             --------------     ---------------    ---------------     --------------

BENEFITS AND EXPENSES:
  Life and other policy benefits                   234,350            272,453            766,266             841,549
  Increase in reserves                              47,484             37,173             76,799              66,684
  Interest paid or credited
    to contractholders                             120,992            124,669            387,814             359,598
  Provision for policyholders'
    share of earnings on
    participating business                             567              1,226              2,878               5,680
  Dividends to policyholders                        16,300             16,029             55,826              54,001
                                             --------------     ---------------    ---------------     --------------

                                                   419,693            451,550          1,289,583           1,327,512
                                             --------------     ---------------    ---------------     --------------

  Commissions                                       52,792             48,310            147,022             147,390
  Operating expenses                               186,671            185,234            602,770             563,475
  Premium taxes                                     13,454              9,024             27,047              33,456
  Special charges                                                                        127,040
                                             --------------     ---------------    ---------------     --------------

                                                   672,610            694,118          2,193,462           2,071,833
                                             --------------     ---------------    ---------------     --------------

INCOME BEFORE INCOME
  TAXES                                            114,157            109,809            167,749             297,010

PROVISION FOR INCOME
  TAXES:
    Current                                         (2,840)            37,988             54,885              75,132
    Deferred                                        42,743                503                832              29,465
                                             --------------     ---------------    ---------------     --------------

                                                    39,903             38,491             55,717             104,597
                                             --------------     ---------------    ---------------     --------------

NET INCOME                               $          74,254  $          71,318   $        112,032   $         192,413
                                             ==============     ===============    ===============     ==============


See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]

---------------------------------------------------------------------------------------------------------------------

                                                                           September 30,            December 31,
ASSETS                                                                         2001                     2000
------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
INVESTMENTS:

  Fixed Maturities:
    Available-for-sale, at fair value
      (amortized cost $9,753,059 and $9,372,009)                    $         10,187,446     $         9,419,865
  Mortgage loans on real estate, net                                             691,533                 843,371
  Common stock                                                                    82,567                  95,036
  Real estate, net                                                               116,282                 106,690
  Policy loans                                                                 2,894,233               2,809,973
  Short-term investments, available-for-sale
    (amortized cost $517,674 and $414,860)                                       511,372                 414,860
                                                                        --------------------    ---------------------

    Total investments                                                         14,483,433              13,689,795

  Cash                                                                            91,192                 156,388
  Reinsurance receivable                                                         223,543                 233,968
  Deferred policy acquisition costs                                              246,584                 279,688
  Investment income due and accrued                                              129,008                 139,155
  Uninsured claims receivable                                                    123,636                 227,803
  Other assets                                                                   726,280                 503,533
  Premiums in course of collection                                                84,817                 149,969
  Deferred income taxes                                                           65,199                 138,870
  Separate account assets                                                     11,687,587              12,381,137
                                                                        --------------------    ---------------------

TOTAL ASSETS                                                        $         27,861,279     $        27,900,306
                                                                        ====================    =====================

                                                                                                    (continued)



GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
----------------------------------------------------------------------------------------------------------------------
[unaudited]

                                                                           September 30,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2001                     2000
------------------------------------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
POLICY BENEFIT LIABILITIES:

  Policy reserves                                                   $         12,388,356     $        12,045,000
  Policy and contract claims                                                     357,413                 441,326
  Policyholders' funds                                                           218,815                 197,941
  Provision for policyholders' dividends                                          74,095                  72,716
  Undistributed earnings on participating business                               167,365                 165,754
GENERAL LIABILITIES:

  Due to GWL                                                                      46,579                  43,081
  Repurchase agreements                                                          282,100
  Commercial paper                                                                88,000                  97,631
  Other liabilities                                                              854,208                 852,842
  Separate account liabilities                                                11,687,587              12,381,137
                                                                        --------------------    ---------------------

    Total liabilities                                                         26,164,518              26,297,428
                                                                        --------------------    ---------------------

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE COMPANY'S JUNIOR SUBORDINATE
  DEBENTURES                                                                     175,000                 175,000

STOCKHOLDER'S EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $0 par value; 500,000 shares
    authorized; 50,025 shares issued and outstanding                                 250                     250
  Additional paid-in capital                                                     730,406                 724,736
  Accumulated other comprehensive income                                         150,860                  33,672
  Retained earnings                                                              640,245                 669,220
                                                                        --------------------    ---------------------

    Total stockholder's equity                                                 1,521,761               1,427,878
                                                                        --------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $         27,861,279     $        27,900,306
                                                                        ====================    =====================

See notes to consolidated financial statements.                                                     (Concluded)


GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

---------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                        ---------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ---------------------
OPERATING ACTIVITIES:

  Net income                                                        $            112,032     $           192,413
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Earnings allocated to participating policyholders                              2,878                   5,680
    Amortization of investments                                                  (57,973)                (41,073)
    Realized gains on disposal of investments
      and write-downs of mortgage loans and real estate                          (22,043)                (20,109)
    Amortization                                                                  39,881                  37,044
    Deferred income taxes                                                            832                  29,465
  Changes in assets and liabilities:
    Policy benefit liabilities                                                   236,026                 454,282
    Reinsurance receivable                                                        10,425                    (922)
    Accrued interest and other receivables                                       179,466                 (84,518)
    Corporate owned life insurance                                              (105,222)                 (4,859)
    Other, net                                                                   (68,720)               (111,902)
                                                                        --------------------    ---------------------

    Net cash provided by operating activities                                    327,582                 455,501
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions of investments: Fixed maturities:
      Held-to-maturity
        Sales                                                                                              8,571
        Maturities and redemptions                                                                       323,728
      Available-for-sale
        Sales                                                                  3,940,889                 784,829
        Maturities and redemptions                                               906,159                 638,396
    Mortgage loans                                                               142,209                  98,991
    Real estate                                                                                            6,996
    Common stock                                                                  19,600                  20,988
  Purchases of investments:
    Fixed maturities
      Held-to-maturity                                                                                  (100,524)
      Available-for-sale                                                      (5,259,788)             (1,847,645)
    Mortgage loans                                                                                        (1,968)
    Real estate                                                                   (2,280)                (23,117)
    Common stock                                                                 (24,172)                (33,912)
                                                                        --------------------    ---------------------

    Net cash used in investing activities                                       (277,383)               (124,667)
                                                                        --------------------    ---------------------

                                                                                                    (continued)



GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
---------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                        ---------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ---------------------
FINANCING ACTIVITIES:

  Contract withdrawals, net of deposits                             $           (250,355)    $          (308,468)
  Net GWL repayments                                                               3,498                   5,335
  Dividends paid                                                                (141,007)                (91,142)
  Net commercial paper (repayments) borrowings                                    (9,631)                 98,923
  Net repurchase agreements borrowings (repayments)                              282,100                 (80,579)
                                                                        --------------------    ---------------------

    Net cash provided used in financing activities                              (115,395)               (375,931)
                                                                        --------------------    ---------------------

NET DECREASE IN CASH                                                             (65,196)                (45,097)

CASH, BEGINNING OF YEAR                                                          156,388                 267,986
                                                                        --------------------    ---------------------

CASH, END OF YEAR                                                   $             91,192     $           222,889
                                                                        ====================    =====================


See notes to consolidated financial statements.
                                                                                                    (Concluded)


GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 [Dollars in Thousands]

-----------------------------------------------------------------------------------------------------------------------------------
[Unaudited]


                                                                                             Accumulated
                                   Preferred Stock      Common Stock          Additional         Other
                              --------------------  -----------------------   Paid-in       Comprehensive    Retained
                                Shares     Amount     Shares      Amount      Capital          Income        Earnings      Total
                              ---------  ---------  ----------  -----------  -----------  ---------------  -----------  -----------

BALANCES, JANUARY 1, 2001            0          0      50,025         250      724,736           33,672      669,220     1,427,878

  Net income                                                                                                 112,032       112,032
  Other comprehensive income                                                                    117,188                    117,188
                                                                                                                        -----------
Total comprehensive income                                                                                                 229,220
                                                                                                                        -----------
Dividends                                                                                                   (141,007)     (141,007)
Income tax benefit on stock
  compensation                                                                   5,670                                       5,670
                              ---------  ---------  ----------  -----------  -----------  ---------------  -----------  -----------

BALANCES, SEPTEMBER 30, 2001         0  $       0      50,025  $      250   $  730,406   $      150,860   $  640,245   $ 1,521,761
                              =========  =========  ==========  ===========  ===========  ===============  ===========  ===========



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

         Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

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

         Hedge ineffectiveness of $1,419 and $69, determined in accordance with SFAS 133 for the third quarter and the nine months ended September 30, 2001 respectively, was recorded as an increase to net investment income.

         Derivative gains and losses included in OCI are reclassified into earnings at the time interest income is recognized or interest receipts are received on bonds. For the third quarter and the first nine months of 2001, $124 and $352 of derivative gains were reclassified to net investment income. The Company estimates that $469 of net derivative gains included in OCI at September 30, 2001 will be reclassified into net investment income within the next twelve months.

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125", which revises the standards for accounting for securitizations, and other transfers of financial assets and collateral, and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the new SFAS did not have a significant effect on earnings or the financial position of the Company.

         On June 29, 2001 SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and, although it is still reviewing the provisions of this Statement, management's preliminary assessment is that the Statement will not have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144). SFAS No.144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No.144 is effective beginning January 1, 2002, with earlier adoption encouraged. Although management is still reviewing the provisions of the statement, it does not expect SFAS No.144 to have a material impact on the Company's financial position or results of operations, upon adoption.

         Effective April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets (EITF 99-20). This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific evaluation methods to these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material impact on the Company's financial position or results of operations.

         In July 2001, the SEC released Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB
         102). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company is not expected to have a material impact on the Company's consolidated financial statements.

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

         Effective January 1, 2000, the Company co-insured the majority of General American Life Insurance Company's (General American) group life and health insurance business that primarily consists of administrative services only and stop-loss policies. The agreement converted to an assumption reinsurance agreement on January 1, 2001. The Company assumed approximately $150 million of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and miscellaneous assets from General American.

         On October 6, 1999, the Company entered into an agreement with Allmerica Financial Corporation (Allmerica) to acquire Allmerica's group life and health insurance business on March 1, 2000. This business primarily consists of administrative services only and stop-loss policies. The in-force business is expected to be under-written and retained by the Company upon each policy renewal date. The purchase price was based on a percentage of the premium and administrative fees in-force at March 1, 2000 and March 1, 2001.

         In the second quarter of 2001, the Company recorded a $127 million special charge, ($80.9 million, net of tax) related to its Alta Health & Life Insurance Company (Alta) subsidiary. The principal components of the charge include $58 million from premium and claim receivables, $46 million from Premium Deficiency Reserve and $23 million from Goodwill. Alta was acquired by the Company on July 8, 1998. During 1999 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Company's system and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to discontinue writing new Alta business and all Alta customers will be moved to the Company's contracts over time. All Alta sales and administration staff has become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                  Three Months Ended                     Nine Months Ended
               Operating Summary                     September 30,                         September 30,
                                            --------------------------------    ------------------------------------
                  [Millions]                    2001              2000              2001                 2000
         ------------------------------     -------------     --------------    --------------     -----------------

         Premium income                 $           294   $           339    $          892    $             1,010
         Fee income                                 250               223               733                    648
         Net investment income                      230               238               714                    697
         Net realized gains
           on investments                            13                 4                22                     14
                                            -------------     --------------    --------------     -----------------
           Total revenues                           787               804             2,361                  2,369

         Total benefits and
           expenses                                 673               694             2,066                  2,072
         Income tax expenses                         40                39               102                    105
                                            -------------     --------------    --------------     -----------------
                                            -------------     --------------    --------------     -----------------
         Net income before
           special charges                           74                71               193                    192
         Special charges (net)                                                           81
                                            -------------     --------------    --------------     -----------------
           Net income (loss)            $            74   $            71    $          112    $               192
                                            =============     ==============    ==============     =================

         Deposits for
           investment-type
           contracts                    $           208   $           229    $          581    $               583
         Deposits to separate
           accounts                                 918               780             2,559                  2,452
         Self-funded premium
           equivalents                            1,370             1,346             4,346                  3,843

                 Balance Sheet                                                    Sept. 30,          December 31,
                  [Millions]                                                        2001                 2000
         ------------------------------                                         --------------     -----------------

         Investment assets                                                   $        14,483   $            13,690
         Separate account
           assets                                                                     11,688                12,381
         Total assets                                                                 27,861                27,900
         Total policy benefit
           liabilities                                                                13,206                12,923
         Due to GWL                                                                       47                    43
         Guaranteed preferred
           beneficial interests in
           the Company's junior
           Subordinated
           Debentures                                                                    175                   175
         Total stockholder's
           equity                                                                      1,522                 1,428


         GENERAL

         This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect", "anticipate", "believe", or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with the Company's investment portfolio, and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

         The following discussion addresses the financial condition of the Company as of September 30, 2001, compared with December 31, 2000, and its results of operations for the three months and the nine months ended September 30, 2001, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2000 to which the reader is directed for additional information.

         CONSOLIDATED RESULTS

         The Company's consolidated net income increased $3 million or 4% for the third quarter of 2001 when compared to the third quarter of 2000. The increase reflects an increase in the Employee Benefits segment. The Company's consolidated net income increased $20 million or 10% for the first nine months of 2001 when compared to the first nine months of 2000. These results are before one-time charges of $80.9 million and operating losses of $18.7 million, net of tax, related to our Alta Health & Life Insurance Company subsidiary (Alta). Alta was acquired by the Company on July 8, 1998. During 2000 and 2001 the Alta business continued to be run as a free-standing unit but was converted to the Company's system and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to discontinue writing new Alta business and all Alta customers will be moved to the Company's contracts over time. All Alta sales and administration staff has become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company.

         Total revenues decreased $17 million or 2% for the third quarter of 2001 when compared to the third quarter of 2000. The decrease was comprised of decreased premium income of $45 million, offset by increased fee income of $27 million. There was no significant change in total revenues for the first nine months of 2001 compared to the first nine months of 2000.

         The decline in premium income is primarily in the Employee Benefits segment reflecting a higher level of terminations in 2001.

         The growth in fee income is primarily in the Employee Benefits segment due to a combination of a change in the marketing agreement with New England and increased pricing associated with the administration of the ASO contract.

         The increase in net investment income was primarily the result of increasing interest rates in 2000. The actual earned rate at September 30, 2001 was 7.59% compared to 7.41% at September 30, 2000. The earned rate will trend lower in the next few quarters reflecting the decreasing interest rate environment.

         The benefits and expenses decreased $21 million or 3% for the third quarter of 2001 when compared to the third quarter of 2000. The decrease in benefits and expenses was primarily due to a decrease in life and other policy benefits. There is no significant change in benefits and expenses for the first nine months of 2001 compared to the first nine months of 2000.

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

         Deposits for separate accounts increased $107 million or 4% for the nine months of 2001 when compared to the nine months of 2000. The increase is due primarily to an increase in public/non-profit single premiums.

         Self-funded premium equivalents increased $503 million or 13% for the nine months of 2001 when compared to the nine months of 2000. The increase was due to the General American business ($240 million), Allmerica business ($155 million) and higher overall claims volume for the self-funded business.

         SEGMENT RESULTS

         Employee Benefits

         The following is a summary of certain financial data of the Employee Benefits segment:

                                                  Three Months Ended                     Nine Months Ended
               Operating Summary                     September 30,                         September 30,
                                             ------------------------------     ------------------------------------
                   [Millions]                    2001             2000              2001                2000
         -------------------------------     -------------    -------------     --------------    ------------------

         Premiums                        $           258   $          299   $           766    $              878
         Fee income                                  214              192               630                   557
         Net investment income                        24               28                69                    74
         Net realized gains
           (losses) on investments                     1               (1)                5                    (5)
                                             -------------    -------------     --------------    ------------------
           Total revenues                            497              518             1,470                 1,504

         Total benefits and
           expenses                                  427              459             1,315                 1,347
         Income tax expenses                          25               21                54                    55
         Net income before
           special charges                            45               38               101                   102
         Special charges (net)                                                           81
                                             -------------    -------------     --------------    ------------------
           Net income                    $            45   $           38   $            20    $              102
                                             =============    =============     ==============    ==================

         Deposits for
           investment-type
           contracts                     $             6   $            0   $            20    $               20
         Deposits to separate
           accounts                                  409              523             1,432                 1,491
         Self-funded premium
           equivalents                             1,370            1,346             4,346                 3,843


         Premium income decreased $41 million and $112 million for the third quarter and for the first nine months of 2001 when compared to the third quarter and the first nine months of 2000. The decreases are primarily due to lower group life and health membership reflecting higher terminations.

         Fee income increased $22 million and $73 million for the third quarter and for the first nine months of 2001, compared to the third quarter and the first nine months of 2000. The increase is due primarily to the restructuring of the New England joint venture which is offset with higher operating expenses, significant price increases in the overall group health block of business, and fee increases from service providers.

         Total benefits and expenses decreased $32 million and $32 million for the third quarter and for the first nine months of 2001 when compared to the third quarter and the first nine months of 2000. The decrease is due primarily to lower claims associated with a decrease in membership.

         401(k) premiums and deposits decreased 4% for the nine months of 2001 (from $1,589 million to $1,526 million) when compared to the nine months of 2000. Assets under administration (including third-party administration) in 401(k) decreased 17% over the first nine months of 2001 reflecting lower U.S. equity markets. The number of contributing participants increased from 551,000 at December 31, 2000 to 564,000 at September 30, 2001.

         Self-funded premium equivalents increased $24 million and $503 million for the third quarter and the first nine months of 2001 compared to the third quarter and first nine months of 2000. The increase is primarily due to higher self-insured claims volume associated with the Allmerica and General American acquisitions.

         The decrease in earnings for the nine months of 2001 compared to a year ago was primarily related to the decision to discontinue writing new business for Alta Health & Life Insurance Company and the related $80.9 million (after tax) special charge, discussed previously.

         Financial Services

         The following is a summary of certain financial data of the Financial Services segment.

                                                  Three Months Ended                     Nine Months Ended
               Operating Summary                    September 30,                          September 30,
                                           ---------------------------------    ------------------------------------
                  [Millions]                   2001               2000              2001                 2000
         ------------------------------    --------------     --------------    --------------     -----------------

         Premiums                       $           36    $            40    $          126    $               132
         Fee income                                 36                 31               103                     91
         Net investment income                     206                210               645                    623
         Net realized gains
           on investments                           12                  5                17                     19
                                           --------------     --------------    --------------     -----------------
           Total revenues                          290                286               891                    865

         Total benefits and
           Expenses                                246                235               751                    725
         Income tax expenses                        15                 18                48                     50
                                           --------------     --------------    --------------     -----------------
           Net income                   $           29    $            33    $           92    $                90
                                           ==============     ==============    ==============     =================

         Deposits for
           Investment-type
           contracts                    $          202    $           229    $          561    $               563
         Deposits to separate
           accounts                                509                257             1,127                    961


         Net income for Financial Services decreased $4 million or 12% for the three months ended September 30, 2001 when compared to the same period last year and increased $2 million or 2% for the first nine months of 2001 when compared to the first nine months of 2000. The $4 million decrease is primarily due to operating expenses exceeding growth in fee income. The $2 million increase is due primarily to favorable mortality in individual insurance.

         Savings

         Savings premiums and deposits and fees decreased $179 million (from $386 million to $207 million) or 46% for the three months ended September 2001 when compared to the same period last year and increased $72 million (from $1,017 million to $1,089 million) or 7% for the first nine months of 2001 when compared to the first nine months of 2000. The 46% decrease in the third quarter of 2001 versus the third quarter of 2000 primarily reflects a decrease in the deposits to separate accounts. The increase for the first nine months of 2001 primarily reflects an increase in deposits to traditional fixed annuity products.

         The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business including separate accounts but excluding Guaranteed Investment Contracts increased 5.8% from December 31, 2000.

         The Financial Services segment's savings business experienced strong growth during the nine months of 2001. The total lives under administration increased from 1,002,785 at December 31, 2000, to 1,255,266 at September 30, 2001.

         Customer participation in guaranteed separate accounts increased and assets under management for guaranteed separate account funds were $1,262 million at September 30, 2001 compared to $749 million at December 31, 2000.

         Life Insurance

         Individual life insurance revenues and premiums and fees of $516 million and $770 million for the third quarter and nine months of 2001 represent an increase of $346 million or 204% and $41 million or 6% from the same periods last year. These increases are primarily due to an increase in BOLI separate account deposits. BOLI sales generally represent large single-deposit contracts, the timing of which can significantly impact individual quarters.

         GENERAL ACCOUNT INVESTMENTS

         The Company's primary investment objective is to acquire assets whose duration and cash flow reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

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

         The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                                  September 30,               December 31,
                                                                      2001                        2000
                                                              ----------------------     -----------------------

         AAA                                                              56.8  %                     53.5  %
         AA                                                                9.5  %                     10.2  %
         A                                                                14.1  %                     16.2  %
         BBB                                                              17.3  %                     19.0  %
         BB and Below (non-investment grade)                               2.3  %                      1.1  %
                                                              ----------------------     -----------------------

                                TOTAL                                    100.0  %                    100.0  %


         During the nine months of 2001, net unrealized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholder's equity by $117 million.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $603 million and $571 million as of September 30, 2001 and December 31, 2000, respectively.

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

         Additional liquidity is available through the Company's participation in repurchase agreements with third party brokers and the issuance of commercial paper. The Company had $282 million of repurchase agreements at September 30, 2001, compared to zero at December 31, 2000. The Company's participation in repurchase agreements depends on current market conditions. Therefore, fluctuations may occur.

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $88.0 million and $97.6 million of commercial paper outstanding at September 30, 2001, and December 31, 2000, respectively. The commercial paper has been given a rating of A-1 + by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company also manages risk with interest rate derivatives such as interest rate caps that would pay the Company investment income if interest rates rise above the level specified in the cap. These derivatives are only used to reduce risk and are not used for speculative purposes.

         To manage foreign currency exchange risk, the Company uses currency SWAPS to convert foreign currency back to United States dollars. These SWAPS are purchased each time a foreign currency denominated asset is purchased.

         There are no significant changes to the Company's risk from December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits

                  None

         (b)      Reports on Form 8-K

                  A report on Form 8-K, dated July 24, 2001, was filed disclosing the Company's second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GWL&A FINANCIAL INC.



BY:   /s/ Glen R. Derback                              DATE:  November 14, 2001
    -------------------------------------------------       --------------------
    Glen R. Derback, Vice President and Controller
    (Duly authorized officer and chief accounting officer)