Form 10-K/A
period 2001-12-31
GWL&A FINANCIAL INC
filed 2002-03-29
CIK 1070940

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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

         The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by A. Desmarais represents 1.3% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. The number of subordinate voting shares and excercisable options for subordinate voting shares of Power Corporation of Canada held by P. Desmarais, Jr. represents 1.3% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 3.3% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

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