Form 10-K
period 2002-12-31
GWL&A FINANCIAL INC
filed 2003-03-31
CIK 1070940

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      December 31, 2002
                                   -----------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                        to
                                   -------------------    ------------------
Commission file number                                         333-64473
                                                          ------------------

                              GWL&A FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Colorado                                  84-1474245
---------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
 or organization)                                               Number)

                           8515 East Orchard Road, Greenwood Village, CO 80111
                           ----------------------------------------------------
                          (Address of principal executive offices)  (Zip Code)

                                             [303] 737-4128
                           ---------------------------------------------------
                           (Registrant's telephone number, including area code)

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

   Yes           X          No
           --------------         --------------

Indicate by check mark whether the registrant is an accelerated filer as defined in ss.240.12(b)-2 of this chapter.

   Yes                      No          X
           --------------         --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The public may read and copy any of the registrant's reports filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street NW, Washington DC 20549, telephone 1-800-SEC-0330 or online at (http://www.sec.gov).

As of June 30, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2003, 50,025 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

                                TABLE OF CONTENTS

                                                                        Page
                                                                       ------
Part I     Item 1.   Business-----------------------------------------

                     A.   Organization and Corporate Structure---------
                     B.   Business of the Company----------------------
                     C.   Employee Benefits ---------------------------
                     D.   Financial Services---------------------------
                     E.   Investment Operations------------------------
                     F.   Regulation-----------------------------------
                     G.   Ratings--------------------------------------
                     H.   Miscellaneous--------------------------------

           Item 2.   Properties----------------------------------------
           Item 3.   Legal Proceedings---------------------------------
           Item 4.   Submission of Matters to a Vote of Security
                     Holders-------------------------------------------

Part II    Item 5.   Market for Registrant's Common Equity and Related
                     Stockholder Matters------------------------------

                     A.   Equity Security Holders and Market
                          Information----------------------------------
                     B.   Dividends------------------------------------

           Item 6.   Selected Financial Data---------------------------
           Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations---------------

                     A.   Company Results of Operations----------------
                     B.   Employee Benefits Results of Operations------
                     C.   Financial Services Results of Operations-----
                     D.   Investment Operations------------------------
                     E.   Liquidity and Capital Resources--------------
                     F.   Obligations Relating to Debt and Leases------
                     G.   Accounting Pronouncements--------------------

           Item 7A. Quantitative and Qualitative Disclosure About Market Risk---------------------------------------
           Item 8.   Financial Statements and Supplementary Data-------
           Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure------------

Part III   Item 10.  Directors and Executive Officers of the
                     Registrant----------------------------------------

                     A.   Identification of Directors------------------
                     B.   Identification of Executive Officers---------


           Item 11.  Executive Compensation----------------------------

                     A.   Summary Compensation Table-------------------
                     B.   Options--------------------------------------
                     C.   Pension Plan Table---------------------------
                     D.   Compensation of Directors--------------------
                     E.   Compensation Committee Interlocks and
                          Insider Participation------------------------

           Item 12.  Security Ownership of Certain Beneficial
                     Owners and Management-----------------------------

                     A. Security Ownership of Certain Beneficial
                        Owners-----------------------------------------
                     B.   Security Ownership of Management-------------

           Item 13.  Certain Relationships and Related
                     Transactions -------------------------------------

Part IV    Item 14.  Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K---------------------------

                     A.   Index to Financial Statements----------------
                     B.   Index to Exhibits----------------------------
                     C.   Reports on Form 8-K--------------------------

                     Signatures----------------------------------------

PART I

ITEM 1. BUSINESS

A. ORGANIZATION AND CORPORATE STRUCTURE

        GWL&A Financial, Inc. (the Company) was incorporated in the State of Delaware on September 16, 1998 to act as a holding company for Great-West Life & Annuity Insurance Company (GWL&A) and its subsidiaries. GWL&A is a stock life insurance company originally organized in 1907. The Company is domiciled in Colorado.

        The Company is indirectly owned by Great-West Lifeco, Inc. (Great-West Lifeco), a Canadian holding company. Great-West Lifeco operates in the U.S. through GWL&A, and in Canada through its wholly owned subsidiary, The Great-West Life Assurance Company (Great-West Life). Great-West Lifeco is a subsidiary of Power Financial Corporation
        (Power Financial), a Canadian holding company with substantial interests in the financial services industry.
        Power Corporation of Canada (Power Corporation), a Canadian holding and management company, has voting control of Power Financial. Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

        In 1999, a trust subsidiary of the Company, Great-West Life & Annuity Insurance Capital I, issued $175 million of 7.25% Subordinated Capital Income Securities of which are listed on the New York Stock Exchange. Shares of Great-West Lifeco, Power Financial, and Power Corporation are traded publicly in Canada.

B. BUSINESS OF THE COMPANY

        GWL&A is authorized to engage in the sale of life insurance, accident and health insurance, and annuities. It is qualified to do business in all states in the United States (except New York) and in the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands. GWL&A conducts business in New York through its subsidiary, First Great-West Life & Annuity Insurance Company. GWL&A is also a licensed reinsurer in the state of New York. Based on the latest available December 31, 2001 data, the Company ranks 29th in terms of admitted assets of all U.S. life insurance companies.

        The Company operates, through GWL&A, in the following two business segments:

        Employee Benefits     -  Life and health products for group clients

        Financial             -  Services - Savings products for public, private
                                 and non-profit employers, corporations and individuals (including 401, 401(k), 403(b),
                                 408, and 457 plans), and life insurance
                                 products for individuals and businesses.

        Prior to 2002, the Employee Benefits segment marketed and administered the Company's 401(k) product. In 2002, the Financial Services division assumed responsibility for this product. The 2001 and 2000 segment information has been reclassified to account for this change.

        On February 17, 2003, Great-West Lifeco announced a definitive agreement to acquire Canada Life Financial Corporation for $7.3 billion (Canadian). Canada Life is a Canadian based insurance company with business principally in Canada, the United Kingdom, the United States and Ireland. In the United States, Canada Life sells individual and group insurance and annuity products. Subject to required shareholder and regulatory approvals, the transaction is expected to close on July 10, 2003.

        Canada Life's U.S. operations represented approximately $1.6 billion in annual revenue in 2002 and $7.4 billion in assets as of December 31, 2002. If the transaction proceeds, Canada Life's U.S. operations will be integrated with the Company's operations. The details of the integration are still to be determined.

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

                 [Millions] (1)                       2002             2001            2000
        -------------------------------------    -------------    -------------   -------------
        Premium Income

        =====================================
        Employee Benefits

        =====================================
          Group life & health                 $        960     $      1,034     $     1,143
        =====================================    -------------    -------------   -------------

        =====================================
            Total Employee Benefits                    960            1,034           1,143
        =====================================    -------------    -------------   -------------

        =====================================
        Financial Services

        =====================================
          Savings                                        2                9               7
        =====================================
          Individual insurance                         158              161             183
        =====================================    -------------    -------------   -------------

        =====================================
            Total Financial Services                   160              170             190
        =====================================    -------------    -------------   -------------

        =====================================
              Total premium income            $      1,120     $      1,204     $     1,333
        =====================================    =============    =============   =============
        Fee Income

        =====================================
        Employee Benefits

        =====================================
          Group life & health                 $        660     $        713     $       649
        =====================================    -------------    -------------   -------------

        =====================================
            Total Employee Benefits                    660              713             649
        =====================================    -------------    -------------   -------------
        Financial Services

        =====================================
          Savings                                      118              120             111
        =====================================
          Individual insurance                          18               18               8
        =====================================
          401(k)                                        87               96             104
        =====================================    -------------    -------------   -------------

        =====================================
            Total Financial Services                   223              234             223
        =====================================    -------------    -------------   -------------

        =====================================
              Total fee income                $        883     $        947     $       872
        =====================================    =============    =============   =============
        Deposits for investment-type
        =====================================
          contracts -

        =====================================
          Financial Services (2)              $        691     $        627     $       835
        =====================================    =============    =============   =============

        =====================================
        Deposits to Separate Accounts -

        =====================================
          Financial Services                  $      2,461     $      3,240     $     3,105
        =====================================    =============    =============   =============

        =====================================
        Self-funded equivalents -

        =====================================
          Employee Benefits (3)               $      5,228     $      5,721     $     5,181
        =====================================    =============    =============   =============


        (1) All information in the following table and other tables herein is derived from information that has been prepared in conformity with accounting principles generally accepted in the United States of America, unless otherwise indicated.

        (2) Investment-type contracts are contracts that include significant cash build-up features, as discussed in FASB Statement No. 97.

        (3) Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that could have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

C. EMPLOYEE BENEFITS

        1. Principal Products

           The Employee Benefits segment of the Company provides a full range of employee benefits products to more than 5,000 employers across the United States. The Employee Benefits division is in the process of reorganizing into two units, one of which deals with employer groups of more than 2,000 employees (handled through the consultant channel) and the other which deals with employer groups of less than 2,000 employees (handled through the brokerage channel).

           The Company offers customers a variety of health plan options to help them maximize the value of their employee benefits package. The Company's health care business is primarily self-funded, whereby the employer assumes all or a significant portion of the risk. For companies with better than average claims experience, this can result in significant health care savings.

           The Company offers employers a strategic benefits solution - an integrated package of group life and disability insurance, managed-care programs and flexible spending accounts. Through integrated pricing, administration, funding, and service, the Company helps employers provide cost-effective benefits that will attract and retain quality employees, and at the same time, helps employees reach their personal goals by offering benefit choices, along with information needed to make appropriate choices. Many customers also find this integrated approach appealing because their benefit plans are administered through a single company with linked systems that provide on-line administration and account access, for enhanced efficiency and simplified plan administration.

           The Company offers group disability insurance, which is a type of health insurance designed to compensate insured people for a portion of the income they lose because of a disabling injury or illness. Generally, benefits are in the form of monthly payments.

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

           The One Health Plan HMO subsidiary organization administers provider networks and provides medical management, member services, and quality assurance for the other managed care products of the Company. In addition to creating economies of scale, this "pooling" of PPO, POS, and HMO membership benefits the Company by improving its position in negotiating provider reimbursement arrangements that lead to more competitive pricing.

           The Company offers Internal Revenue Code Section 125 and 129 plans that enable participants to set aside pre-tax dollars to pay for non-reimbursed medical expenses and dependent care expenses. This creates tax efficiencies for both the employer and its employees.

           The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded for the year indicated:


                                                    Years Ended December 31,
                                  -------------------------------------------------------------
               [Millions]           2002         2001         2000         1999         1998
           -------------------    ----------   ---------    ---------    ---------    ---------
           In force
             end of year          $ 58,572(1)  $ 66,539(1)  $ 96,311(1)  $ 83,901(1)  $ 84,121(1)


           (1) Includes $5,138, $8,445, $18,397, $25,812, and $25,597 of in
               force group life insurance obtained from the acquisition of Alta for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively. Also includes $11,237 and $14,659 for the years ended December 31, 2002 and 2001, respectively, of in force group life insurance obtained from the acquisition of General American. The 2002 figure was influenced by a decline in total health care membership. The 2001 figure was influenced by a decline in total health care membership and the Company's decision to discontinue certain group life insurance business obtained through acquisitions.

        2. Method of Distribution

           The Company distributes its products and services through field sales staff. As of December 31, 2002, the sales staff was located in 39 sales offices throughout the United States. During March 2003, the Company consolidated the 39 sales offices into 30 sales offices. Through these consolidations, the Company will realize increased efficiencies. Each sales office works with insurance brokers, agents, and consultants in its local market.

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

           In addition to price, there are a number of other factors that influence employer decision-making. These factors include: quality of services; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales.

        4. Reserves

           For group whole life and term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality, and expenses (including margins for adverse deviation). For disability waiver of premium and paid up group whole life contracts (included within the group life family of products offered by the Company), the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality, morbidity, and expenses (including margins for adverse deviation). For group universal life (included within the group life family of products offered by the Company), the policy reserves equal the accumulated fund balance (that reflects cumulative deposits plus credited interest less charges thereon). Reserves for long-term disability products are established for lives currently in payment status, or that are approved for payment but are in a waiting period, using industry and Company morbidity factors, and interest rates based on Company experience. In addition, reserves are held for claims that have been incurred but not reported and for long term disability claims that have been reported but not yet adjudicated.

           For medical and dental insurance products, reserves reflect the ultimate cost of claims including, on an estimated basis, (i) claims that have been reported but not settled, and (ii) claims that have been incurred but not reported. Claim reserves are based upon factors derived from past experience. Reserves also reflect retrospective experience rating that is done on certain types of business.

           Assumptions for mortality and morbidity experience are periodically reviewed against published industry data and company experience.

           The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations such as paying expected death or retirement benefits or surrender requests and to generate profits.

        5. Reinsurance

           The Company seeks to limit its exposure on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The maximum amount of group life insurance retained on any one life is $1.5 million and $1.0 million for accidental death coverage. The maximum amount of group monthly disability income benefit at risk on any one life is $6,000 per month.

           The Company has a marketing and administrative services arrangement with New England. Effective January 1, 2002, the Company renegotiated this arrangement to assume the full risk on this block of business. The Company pays a per member fee for New England customers.

D. FINANCIAL SERVICES

        1. Principal Products

           The Financial Services segment of the Company develops, administers, and sells retirement savings and life insurance products and services for individuals, and for employees of state and local governments, hospitals, non-profit organizations, public school districts and corporations.

           The Company's core retirement savings business is in the public/non-profit pension market. The Company provides investment products, and administrative and communication services, to employees of state and local governments (Internal Revenue Code Section 457 plans), as well as to employees of hospitals, non-profit organizations, public school districts, and corporations (Internal Revenue Code Section 401, 401(k), 403(b), 408, and 457 plans). The Company provides pension plan administrative services through a subsidiary company, Financial Administrative Services Corporation (FASCorp). The Company provides marketing and communication services through another subsidiary company, BenefitsCorp, Inc., and through BenefitsCorp Equities, Inc., a broker-dealer subsidiary of BenefitsCorp, Inc. (collectively, BenefitsCorp).

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

           Demand for investment diversification by customers and their participants continued to grow during 2002. The Company continues to expand the fund options available through Maxim Series Fund, Inc., a subsidiary of the Company that is an insurance products mutual fund company and through arrangements with external fund managers. The array of funds allows customers to diversify their investments across a range of investment products, including fixed income, stock, and international equity fund offerings.

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

           The amount of annuity products in force is measured by policy reserves. The following table shows guaranteed investment contract and group and individual annuity policy reserves for the years indicated:

                                      Guaranteed
               Year ended             Investment             Fixed               Variable
              December 31,            Contracts            Annuities             Annuities
           --------------------    -----------------    -----------------    ------------------
                                      [millions]           [millions]           [millions]
                  1998          $          275       $        4,849       $        4,318
                  1999                     105                4,592                4,935
                  2000                     103                4,394                5,081
                  2001                      89                4,385                5,304
                  2002                      93                4,333                5,011


           In addition to providing administrative services to customers of the Company's annuities, FASCorp also provides comprehensive third party administrative and recordkeeping services for other financial institutions and employer-sponsored retirement plans. Assets under administration with FASCorp from public/non-profit and third party administration customers totaled $26.5 billion at December 31, 2002 and $28.1 billion at December 31, 2001.

           Life insurance products in force include participating and non-participating term life, whole life, and universal life. Participating policyholders share in the financial results (differences in experience of actual financial results versus pricing expectations) of the participating business in the form of dividends. Participating products are no longer actively marketed by the Company but continued to produce renewal premium of $122.6 million, $132.7 million, and $152.3 million in 2002, 2001, and 2000, respectively. Participating dividends of $78.9 million, $76.5 million, and $74.4 million were paid in 2002, 2001, and 2000, respectively. The provision for participating policyholder earnings is reflected in liabilities in undistributed earnings on participating policyholders in the consolidated balance sheets of the Company. Participating policyholder earnings are not included in the consolidated net income of the Company.

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

           At December 31, 2002 and 2001, the Company had $3.8 billion and $3.9 billion, respectively, of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees, also known as Corporate-Owned Life Insurance
           (COLI). Due to legislation enacted during 1996 that phased out the interest deductions on COLI policy loans over a two-year period ending 1998, leveraged COLI product sales have ceased.

           The Company has shifted its emphasis to the Business-Owned Life Insurance (BOLI) market. BOLI was not affected by the 1996 legislation. These products are interest-sensitive whole life and universal life policies that fund post-retirement benefits for employees. At December 31, 2002, the Company had $1.5 billion of fixed and $1.4 billion of separate account BOLI policy reserves compared to $1.7 billion of fixed and $1.2 billion of separate account reserves at December 31, 2001. The Company has also recently introduced variable universal life and retail mutual fund product lines into the Executive Benefits market.

           In 2002 the Company continued its efforts to partner with large financial institutions to deliver life insurance to the mass market. This strategy allows the Company to offer traditional life insurance products through established institutional channels at a competitive price. Some of the institutional partners include Huntington, U.S. Bank, Fifth Third, Citibank, SunTrust, AmSouth, Affiliated Financial Services and Bank One.

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

           Certain of the Company's life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 2002, approximately 10% (7% in 2001 and 8% in 2000) of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5.0% to 8.4%. The remaining 90% of outstanding policy loans had variable interest rates averaging 6.24% at December 31, 2002. Investment income from policy loans was $209.6 million, $203.8 million, and $191.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

           The following table summarizes individual life insurance in force prior to reinsurance ceded for the years indicated:


                                                    Years Ended December 31,
                                  -------------------------------------------------------------
               [Millions]           2002         2001         2000         1999         1998
           -------------------    ---------    ---------    ---------    ---------    ---------
           In force
             end of year        $    50,605  $    50,769  $    46,631  $    43,831  $    42,966


           The Company's 401(k) product is offered by way of a group fixed and variable deferred annuity contract. The product provides a variety of funding and distribution options for employer-approved retirement plans that qualify under Internal Revenue Code Section 401(k).

           The 401(k) product investment options includes guaranteed interest rate options for various lengths of time, variable investment options, or a self-directed brokerage option. For the guaranteed interest rate option, the difference between the income earned on investments in the Company's general account and the interest credited to the participant's account balance flows through to operating income.

           Variable investment options utilize separate accounts to provide participants with a vehicle to assume the investment risks. Assets held under these options are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by a subsidiary of the Company or by selected external fund managers.

           Of the total 401(k) assets under administration in 2002 and 2001, 95% were allocated to variable investment options.

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

           In the following table the amount of 401(k) business in force is measured by the total of individual account balances:

                 Year Ended                 Fixed               Variable
                December 31,              Annuities             Annuities
           ----------------------    ------------------    ------------------
                                          [millions]           [millions]

                   1998              $      299            $        5,770
                   1999                     268                     7,339
                   2000                     248                     6,614
                   2001                     240                     5,911
                   2002                     225                     4,656


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

           At the end of 2002, the Company established a specialized sales force to target 401(k) sales.

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

           For all life insurance contracts, reserves are established for claims that have been incurred but not reported based on factors derived from past experience.

           Reserves for limited payment contracts (immediate annuities) are computed on the basis of assumed investment yield, mortality (where payouts are contingent on survivorship) and expenses. These assumptions generally vary by plan, year of issue, and policy duration.

           Reserves for investment contracts (deferred annuities and 401(k)) are equal to the participants' account balances. Reserves for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

           The mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations (such as paying expected death or retirement benefits or surrender requests) and to generate profits.

        5. Reinsurance

           The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

           The Company has a marketing and administrative services arrangement with New England. Under reinsurance agreements, New England issues 401(k) products and then immediately reinsures nearly 100% of its guaranteed 401(k) business with the Company. Effective January 1, 2001, the Company renegotiated this arrangement with New England, resulting in a shift of responsibility from New England to the Company for marketing operations. In 2002, the Company renegotiated this arrangement to assume the full risk on this block of business. The Company pays an asset fee for New England customer fund balances.

E.      INVESTMENT OPERATIONS

        The Company's investment division manages or administers the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Total investments at December 31, 2002, were $25.9 billion, comprised of general account assets of $14.6 billion and separate account assets of $11.3 billion. Total investments at December 31, 2001, were $26.8 billion, comprised of general account assets of $14.2 billion and separate account assets of $12.6 billion.

        The Company's general account investments are in a broad range of asset classes, primarily domestic and international fixed maturities and mortgage loans. Fixed maturity investments include public and privately placed corporate bonds, government bonds, and redeemable preferred stocks. The Company also invests in mortgage-backed securities and asset-backed securities.

        The Company manages the characteristics of its investment assets, such as liquidity, currency, yield, and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among the Company's principal product lines. The Company observes strict asset and liability matching guidelines designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company makes limited use of derivative instruments in hedging transactions to manage certain portfolio related risks. The Company also utilizes derivative instruments to engage in replicated synthetic asset transactions. Derivative instruments are not used for speculative purposes. For more information on derivatives see Notes 1 and 7 to the consolidated financial statements of the Company (the Consolidated Financial Statements) that are included in Item 8 (Financial Statements and Supplementary Data).

        The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets, and other factors. These other factors include investment size, quality, concentration by issuer and industry and other diversification considerations relevant to fixed maturity investments.

        The Company's fixed maturity investments were at 90% of investment assets, excluding policy loans, as of December 31, 2002. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment-grade fixed maturities. As of December 31, 2002 and 2001, 97% and 98%, respectively, of the bond portfolio carried an investment grade rating.

        The Company's mortgage loan portfolio constituted 3% and 4% of investment assets as of December 31, 2002 and 2001, respectively. Since 1986, the Company has reduced the overall weighting of its mortgage loan portfolio, instead placing a greater emphasis in bond investments.

        At December 31, 2002, 20% of investment assets were invested in policy loans, 5% were invested in short-term investments, 1% were invested in stocks, and less than 1% were invested in real estate compared to 21%, 3%, 1%, and 1%, respectively, in 2001.

        The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account as of the end of the years indicated:

          Carrying Value in
              Millions             2002         2001         2000         1999          1998
        ----------------------   ----------   ----------   ----------   ----------    ---------
        Debt Securities:
        U.S. government
          securities and
          obligations of
          U.S. government
          agencies             $   2,710    $   3,075    $   2,315    $   1,859    $    1,951
        Bonds                      7,618        7,013        7,055        7,078         7,117
        Foreign
          governments                 43           28           50           51            69
                                 ----------   ----------   ----------   ----------    ---------

        Total debt securities     10,371       10,116        9,420        8,988         9,137

        Other Investments:

        Common stock                  90           73           95           69            49
        Mortgage loans               417          613          843          975         1,133
        Real estate                    4           12          107          104            73
        Policy loans               2,964        3,001        2,810        2,681         2,859
        Short-term
          Investments                710          425          415          241           420
                                 ----------   ----------   ----------   ----------    ---------

        Total investments      $  14,556    $  14,240    $  13,690    $  13,058    $   13,671
                                 ==========   ==========   ==========   ==========    =========

        Cash                   $     155    $     216    $     156    $     268    $      176
        Accrued investment
          Income                     133          131          139          138           158


        The following table summarizes the Company's general account investment results:

             [Millions]               Net         Earned Net
                                  Investment      Investment
            For the year:           Income        Income Rate
         --------------------    -------------   --------------

                2002          $          919         6.83  %
                2001                     935         7.10  %
                2000                     925         7.34  %
                1999                     876         6.96  %
                1998                     897         7.03  %


F.      REGULATION

        1. Insurance Regulation

           The business of the Company is subject to comprehensive state and federal regulation and supervision throughout the United States that primarily provides safeguards for policyholders. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to such matters as admittance of assets, premium rating methodology, policy forms, establishing reserve requirements and solvency standards, maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, the type, amounts and valuation of investments permitted, and HMO operations.

           The Company's operations and accounts are subject to examination by the Colorado Division of Insurance and other regulators at specified intervals. A financial examination by the Colorado Division of Insurance was completed in 1997 and covered the five-year period ended December 31, 1995. This examination produced no significant adverse findings regarding the Company. The latest financial examination by the Colorado Division of Insurance is in progress and will cover the five-year period ended December 31, 2000. Field work has been completed and the Company is awaiting the final report.

           The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 2002 statutory financial reports the Company has risk-based capital well in excess of that required by regulators.

           The NAIC has also adopted the Codification of Statutory Accounting Principles (Codification). The Codification is intended to standardize accounting and reporting to state insurance departments effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Colorado Division of Insurance required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001 (see Note 13 to the consolidated financial statements).

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

        4. Guaranty Funds

           Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve of $1.3 million as of December 31, 2002 to cover future assessments of known insolvencies of other companies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments of $1.9 million at December 31, 2002.

        5. Potential Legislation

           United States legislative developments in various areas including pension regulation, financial services regulation, and health care legislation could significantly and adversely affect the Company in the future. Congress continues to consider legislation relating to health care reform and managed care issues. Congress is also considering changes to various features of retirement plans such as the holding of company stock, diversification rights, imposition of transaction restrictions, expanded disclosure requirements and greater access to investment advice for participants.

           It is not possible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

 G. CURRENT RATINGS

        The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the financial strength of GWL&A and its ability to meet ongoing obligations to policyholders. In connection with the announcement by Great-West Lifeco regarding the acquisition of Canada Life, the Company's ratings are under review with negative implications. Upon completion of the acquisition of Canada Life by Great-West Lifeco, Standard & Poor's Corporation has indicated it is likely that the Company's rating will be lowered one notch and a negative outlook maintained.

                Rating Agency                      Measurement               Current Rating
        ------------------------------    -------------------------------   ------------------

        A.M. Best Company, Inc.           Financial strength, operating          A++ (1)
                                          performance and
                                          business profile

        Fitch, Inc.                       Financial strength                     AA+ (2)

        Moody's Investors Service         Financial strength                     Aa2 (3)

        Standard & Poor's Corporation     Financial strength                     AA+ (4)

        (1) Superior (highest rating out of nine categories) (2) Very Strong (second highest rating out of twelve categories) (3) Excellent (second highest rating out of nine categories) (4) Very strong (second highest rating out of nine categories)

H.      MISCELLANEOUS

        No customer accounted for 10% or more of the Company's consolidated revenues in 2002, 2001 or 2000. In addition, no segment of the Company's business is dependent on a single customer or a few customers, the loss of which would have a significant effect on the Company or any of its business segments. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or any of its business segments.

        The Company had approximately 6,800 employees at December 31, 2002.

ITEM 2. PROPERTIES

        The Head Office of the Company consists of a 752,000 square foot complex located in Greenwood Village, Colorado. The Company leases sales and claims processing offices throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted during the fourth quarter of 2002 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.      EQUITY SECURITY HOLDERS AND MARKET INFORMATION

        There is no established public trading market for the Company's common equity.

B.      DIVIDENDS

        In the two most recent fiscal years the Company has paid quarterly dividends on its common shares. Dividends on common stock totaled $170.6 million in 2002 and $187.6 million in 2001.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following is a summary of certain financial data of the Company. This summary has been derived in part from and should be read in conjunction with the Company's Consolidated Financial Statements. Note 1 to the financial statements discusses the significant accounting policies of the Company. Significant estimates are required to account for policy reserves, allowances for credit losses, deferred policy acquisition costs, and valuation of privately placed fixed maturities. Actual results could differ from those estimates.


            INCOME STATEMENT                         Years Ended December 31,
                                     ----------------------------------------------------------
                  DATA                 2002        2001        2000         1999        1998
        -------------------------    ---------   ---------   ---------    ---------   ---------
               [millions]

        Premium income            $    1,120   $   1,203   $   1,332   $    1,163   $     995
        Fee income                       884         947         872          635         516
        Net investment income            919         935         925          876         897
        Net realized investment
          gains                           42          47          28            1          38
                                     ---------   ---------   ---------    ---------   ---------

        Total revenues                 2,965       3,132       3,157        2,675       2,446

        Policyholder benefits          1,593       1,696       1,746        1,582       1,462
        Operating expenses               958       1,021       1,018          804         688
                                     ---------   ---------   ---------    ---------   ---------
        Total benefits and
          expenses excluding

          special charges              2,551       2,717       2,764        2,386       2,150
        Income tax expense               130         141         134           83          99
                                     ---------   ---------   ---------    ---------   ---------

        Net income before

          special charges                284         274         259          206         197
        Special charges (net)                         81
                                     ---------   ---------   ---------    ---------   ---------
        Net income                $      284   $     193   $     259   $      206   $     197
                                     =========   =========   =========    =========   =========

        Deposits for investment-

          type contracts          $      691   $     627   $     835   $      634   $   1,344
        Deposits to separate

          accounts                     2,461       3,240       3,105        2,583       2,208
        Self-funded premium
          equivalents                  5,228       5,721       5,181        2,979       2,606

             BALANCE SHEET                           Years Ended December 31,
                                     ----------------------------------------------------------
                  DATA                 2002        2001        2000         1999        1998
        -------------------------    ---------   ---------   ---------    ---------   ---------
               [millions]

        Investment assets         $   14,556   $  14,240   $  13,689   $   13,058   $  13,671
        Separate account assets       11,338      12,585      12,381       12,820      10,100
        Total assets                  27,659      28,814      27,900       27,533      25,123
        Total policy benefit
          liabilities                 13,007      12,931      12,825       12,341      12,583
        Due to GWL                        34          42          43           35          52
        Guaranteed preferred
        beneficial interests in
        the
        Company's junior
        subordinated debentures          175         175         175          175
        Total shareholder's
          equity                       1,665       1,471       1,428        1,167       1,199


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

        Management's discussion and analysis of financial conditions and results of operations of the Company for the three years ended December 31, 2002 follows. This management discussion and analysis should be read in conjunction with the financial data contained in Item 6 and the Company's Consolidated Financial Statements.

A.      COMPANY RESULTS OF OPERATIONS

        1. Consolidated Results

           The Company's consolidated net income decreased $9.0 million or 3.0% in 2002 when compared to 2001 (before one-time charges in 2001 of $80.9 million and operating losses of $18.7 million, net of tax, related to the Alta Health & Life Insurance Company (Alta) business). Alta was acquired by the Company on July 8, 1998. During 2001 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Company's systems and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company is transitioning Alta business to other Company products. All Alta sales and administration staff have become employees of the Company and the underwriting functions are conducted by the underwriting staff of the Company.

           The Employee Benefits segment contributed $136.3 million and the Financial Services segment contributed $147.2 million to net income. Of total consolidated net income in 2002 and 2001 (before one-time charges and operating losses of Alta), the Employee Benefits segment contributed 48% and 56%, respectively, while the Financial Services segment contributed 52% and 44%, respectively.

           In 2002, total revenues decreased $168.1 million or 5.7% to $3.0 billion when compared to 2001. The decline in revenues in 2002 was comprised of decreased premium income of $83.5 million, decreased fee income of $63.7 million, decreased net investment income of $15.6 million, and a $5.2 million decrease in realized investment gains. In 2001, total revenues decreased $24.7 million or 0.8% to $3.1 billion when compared to 2000. The decline in revenues in 2001 was comprised of decreased premium income of $128.9 million, increased fee income of $75.6 million, increased net investment income of $10.1 million and increased realized gains on investments of $18.5 million.

           The decreased premium income in 2002 was comprised of a decline in Employee Benefits premium income and Financial Services premium income of $73.7 million and $9.8 million, respectively. The decline in premium income in the Employee Benefits segment reflected a 15.4% decline in medical members from 2.6 million in 2001 to 2.2 million in 2002. Financial Services experienced lower sales and higher terminations in 2002. The decreased premium income in 2001 was comprised of a decline in Employee Benefits premium income and Financial Services premium income of $108.1 million and $20.8 million, respectively. The decline in premium income in the Employee Benefits segment reflected a 18% decline in medical members from 3.2 million in 2000 to 2.6 million in 2001. The decline in premium income in the Financial Services segment was primarily due to lapses in the closed block of traditional life business.

           Fee income in 2002 was comprised of Employee Benefits fee income and Financial Services fee income of $660.4 million and $223.1 million, respectively. The $5.2 million or 7.4% decline in Employee Benefits fee income is due to the decline in medical members. The $11 million or 4.7% decline in Financial Services fee income was primarily the result of weak U.S. equity markets. The increase in fee income in 2001 was comprised of Employee Benefits fee income and Financial Services fee income of $65.0 million and $10.7 million, respectively. The 10% growth in Employee Benefits fee income reflects a combination of an amendment to the New England reinsurance contract, significant price increases in the overall group health block of business, and fee increases from service providers. The growth in Financial Services fee income in 2001 was primarily the result of new sales and the increase in revenue from additional new participants in FASCorp. These increases more than offset the decreased fees on variable funds related to the weakness in the equity markets.

           Total benefits decreased $103.8 million or 6.1% in 2002 when compared to 2001, reflecting lower group life and health claims primarily as a result of the decline in membership in the Employee Benefits segment. The decline from 2000 to 2001 was also the result of lower claims as a result of declining membership.

           Total expenses decreased $63.0 million or 6.2% in 2002 when compared to 2001, before special charges, as the Company remains focused on reducing administrative costs. During 2002, Employee Benefits' operating expenses decreased $41 million due primarily to reduced administrative costs and medical membership. Financial Services' operating expenses decreased $22 million due primarily to decreased sales and lower premium income.

           Income tax expense before special charges decreased $10.9 million or 7.7% in 2002 when compared to 2001. The decrease reflects a reduction in the liability for tax contingencies due to the completion of the 1994 - 1996 Internal Revenue Service examination. Income tax expense increased before special charges $7.1 million or 5% in 2001 when compared to 2000. The increase reflects higher pre-tax earnings in 2001. See Note 11 to the Consolidated Financial Statements for a discussion of the Company's effective tax rates.

           In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts, deposits to separate accounts, and self-funded equivalents. Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts. These amounts approximate the additional premiums which would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

           Deposits for investment-type contracts increased $161.2 million or 25.7% in 2002 when compared to 2001. Deposits for investment-type contracts decreased $208 million or 25% in 2001 when compared to 2000. The increase in 2002 was primarily attributable to one large case sale in the Financial Services segment. The decrease in 2001 was primarily attributable to the Financial Services segment, due to a drop in demand for fixed BOLI contracts due to low interest rates. This was replaced by the BOLI business moving to the separate account product (see below).

           Deposits for separate accounts decreased $778.8 million or 24.0% in 2002 when compared to 2001. This decrease in 2002 is primarily due to a combination of lower 401(K) sales and higher 401(K) terminations as well as a decline in BOLI sales due to the nature of the BOLI business. Deposits for separate accounts increased $135 million or 4% in 2001 when compared to 2000. This increase in 2001 is primarily due to an increase in BOLI single premiums, which was offset somewhat by lower 401(k) deposits.

           Self-funded premium equivalents decreased $492.4 million or 8.6% in 2002 when compared to 2001. This decrease was due to the membership decline in the Employee Benefits segment. Self-funded premium equivalents increased $540 million or 10% in 2001 when compared to 2000. This increase was due to the General American business ($307 million), Allmerica business ($166 million) and higher overall claims volume for the self-funded business.

           Historically, the 401(k) business unit had been included with the Employee Benefits segment. In order to capitalize on administrative system efficiencies and group pension expertise, the 401(k) business is now administered by the Financial Services segment. As a result, prior period segment results have been reclassified to conform with this change.

        2. Other Matters

           On February 17, 2003, Great-West Lifeco announced a definitive agreement to acquire Canada Life Financial Corporation for $7.3 billion (Canadian). Canada Life is a Canadian based insurance company with business principally in Canada, the United Kingdom, the United States and Ireland. In the United States, Canada Life sells individual and group insurance and annuity products. Subject to required shareholder and regulatory approvals, the transaction is expected to close on July 10, 2003.

           Canada Life's U.S. operations represented approximately $1.6 billion in annual revenue in 2002 and $7.4 billion in assets as of December 31, 2002. If the transaction proceeds, Canada Life's U.S. operations will be integrated with the Company's operations. The details of the integration are still to be determined.

           Effective January 1, 2000, the Company co-insured the majority of General American Life Insurance Company's (General American) group life and health insurance business of which primarily consists of administrative services only and stop loss policies. The agreement converted to an assumption reinsurance agreement January 1, 2001. The Company assumed approximately $150 million of policy reserves and miscellaneous liabilities in exchange for $150 million of cash and miscellaneous assets from General American.

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

B.      EMPLOYEE BENEFITS RESULTS OF OPERATIONS

        The following is a summary of certain financial data of the Employee Benefits segment:

                                                           Years Ended December 31,
                                                -----------------------------------------------
        INCOME STATEMENT DATA                       2002             2001             2000
        -------------------------------------   -------------    -------------    -------------
                     [millions]

        Premiums                              $       960     $      1,033     $      1,142
        Fee income                                    661              713              648
        Net investment income                          68               66               71
        Net realized investment gains                   9               16               (3)
        (losses)

                                                -------------    -------------    -------------

        Total revenues                              1,698            1,828            1,858

        Policyholder benefits                         762              859              915
        Operating expenses                            733              774              780
                                                -------------    -------------    -------------
        Total benefits and expenses
          before special charges                    1,495            1,633            1,695
        Income tax expense                             67               68               57
                                                -------------    -------------    -------------

        Net income excluding special charges          136              127              106
        Special charges (net)                                           81
                                                -------------    -------------    -------------
        Net income                            $       136     $         46     $        106
                                                =============    =============    =============

        Self-funded premium equivalents       $     5,228     $      5,721     $      5,181

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

        The Company established a premium deficiency reserve of $46 million (included in special charges previously discussed) on the Alta block of business in 2001. Releases of $18.7 million in 2001, $6.2 million in the first quarter of 2002, and $2.1 million in the second quarter of 2002 were made to offset the underwriting losses incurred on the under-priced block of business. During the first quarter of 2002 the reserve was reduced by $15 million ($9.8 million net of tax) and during the second quarter of 2002 the reserve was reduced by $4 million ($2.6 million, net of tax) based on an analysis of emerging experience which was more favorable than originally estimated. The balance of the premium deficiency reserve at December 31, 2002 was zero.

        Net income, excluding special charges of $80.9 million after tax, increased 7.1% in 2002 and increased 20% in 2001. The improvement in earnings in 2002 reflected improved morbidity margins. The improvement in earnings in 2001 reflected favorable experience in realized investment gains, expense gains associated with higher fee income partially offset by a deterioration in morbidity (which negatively impacted stop-loss coverages), decreases in premiums due to membership declines, and increased bad debts due to the impact of the economic slowdown. During 2001, the Employee Benefits segment experienced increased medical costs and utilization trends which contributed to the deterioration in morbidity experience.

        Equivalent premium revenue and fee income for group life and health decreased 8.3% from 2001 levels as the result of continued membership decline. This reduction is partially offset by increased pricing actions. Equivalent premium revenue and fee income for group life and health decreased 2.4% in 2001 from 2000 levels as the result of a decline in membership.

        Group Life and Health

        In 2002, the sales and administration functions of the Company's 401(k) product was transferred from the Employee Benefits division to the Financial Services division. The Company's 40l(k) business and customers are discussed in the Financial Services Results of Operations which follows.

        The Employee Benefits segment experienced a net decrease of 1,766 group health care customers (employer groups) during 2002. There was a 14.8% decrease in total health care membership from 2.6 million at the end of 2001 to 2.2 million at year-end 2002. POS and HMO members decreased 30.7% from 500,600 in 2001 to 346,900 in 2002.

        The Employee Benefits segment experienced a net decrease of 1,232 group health care customers (employer groups) during 2001. There was an 18% decrease in total health care membership from 3.2 million at the end of 2000 to 2.6 million at year-end 2001. POS and HMO members decreased 30% from 718,400 in 2000 to 500,600 in 2001.

        Much of the health care decline in 2002 and 2001 can be attributed to terminations resulting from aggressive pricing related to target margins as well as a decrease in the employee base for existing group health care customers and the general decline in the economy. In 2001, the decline in membership was also, in part, due to difficulties with the implementation of a systems enhancement, which was resolved by the end of 2001.

        Outlook

        The Company knows remaining competitive means focusing on the core disciplines that provide value to our clients, specifically: health care cost management, underwriting and product design management and sales force management. The Company also knows administration costs must remain at levels consistent with industry standards.

        Medical service provider contracting efforts are critical to the Company's value equation in an environment of escalating medical costs. In 2003, the Company will increase spending to evaluate provider networks and provider recontracting. The Company will also continue to expand health care management and disease management programs for members with diabetes, asthma, coronary heart disease and other chronic illnesses.

        The Company has expanded medical underwriting to ensure pricing is consistent with health care risk; an item that is difficult to estimate on smaller cases. Therefore, the Company is reducing its focus on cases with fewer than 50 members in 2003.

        The Company continues to evaluate product design. The three-tier prescription drug program launched in 2001 proved very attractive to its clients and will continue in 2003. The Company reaffirmed its commitment to traditional, self-funded health plans.

        The sales force reorganization will continue in 2003. The Company has discontinued new sales under the Alta, GenAm and New England names and has combined these teams with its own sales force to create a unified sales force organized along distribution channels. Resources will also be invested to enhance a unified brand identity.

        The Company remains focused on reducing administrative costs. In 2002, the Employee Benefits segment achieved three main productivity improvements: 1) reduced the number of employees from approximately 6,600 in 2001 to fewer than 4,900 in 2002; 2) enhanced efficiencies through online billing and other internet-enabled functions; and 3) significant claims payment efficiencies. The Company anticipates similar productivity strides in 2003 as a result of ongoing investments in process improvement and continued sales and claims payment offices consolidation.

        In 2003, along with all other carriers in the industry, the Company will incur significant implementation and administrative cost associated with Administrative Simplification compliance federally mandated in HIPAA (the Health Insurance Portability and Accountability Act of 1996).

C.      FINANCIAL SERVICES RESULTS OF OPERATIONS

        The following is a summary of certain financial data of the Financial Services segment:

                                                           Years Ended December 31,
                                                -----------------------------------------------
        INCOME STATEMENT DATA                       2002             2001             2000
        -------------------------------------   -------------    -------------    -------------
                     [millions]
        Premiums                              $       160     $        170     $        190
        Fee income                                    223              234              224
        Net investment income                         851              869              854
        Net realized investment gains                  33               31               31
                                                -------------    -------------    -------------

        Total revenues                              1,267            1,304            1,299

        Policyholder benefits                         831              837              831
        Operating expenses                            225              247              238
                                                -------------    -------------    -------------
        Total benefits and expenses                 1,056            1,084            1,069
                                                -------------    -------------    -------------
        Income from operations                        211              220              230
        Income tax expense                             63               73               77
                                                -------------    -------------    -------------

        Net income                            $       148     $        147     $        153
                                                =============    =============    =============

        Deposits for investment-type
          contracts                           $       691     $        627     $        835
        Deposits to separate accounts               2,461            3,240            3,105

        Net income for Financial Services remained stable in 2002 but decreased 4% in 2001. The decrease in earnings from $153 million in 2000 to $147 million in 2001 reflects the reduction in earnings on the 401(k) product due to weak U.S. equity markets and higher terminations offset by increased investment income and improved mortality in the other product areas.

        During 2002, the Company experienced lower sales in most of its product areas and higher termination rates. The Company was also negatively impacted by the weak U.S. equity markets. Offsetting these challenges was a decrease in operating expenses and effective management of investment margins on products which resulted in a relatively flat net income for the year.

        Prior to 2002, the Employee Benefits segment marketed and administered corporate savings products (401(k) plans). In 2002, the Financial Services segment assumed responsibility for these products. The segment information above has been adjusted for this change.

        1. Savings

           The Financial Services segment's savings business is focused on group and individual fixed and variable annuities with a marketing emphasis on the public/non-profit pension market.

           Premiums and deposits for investment-type contracts and separate accounts have increased $227.6 million or 17% from 2001 to 2002. The in-year growth was attributable primarily to a $115.3 million increase in deposits for investment-type contracts and a $121.2 million increase in deposits to separate accounts. The growth was primarily related to one large case sale.

           Fee income decreased $1.8 million or 1.5% from $119.8 million in 2001 to $118.0 million in 2002. The decline in fee income in 2002 was the result of lower asset values in the separate accounts due to weak U.S. equity markets and higher terminations of participants in FASCorp. Fee income increased $8.6 million or 8% from $111.2 million in 2000 to $119.8 million in 2001. The growth in fee income in 2001 was the result of new sales and the increase in revenue from additional new participants in FASCorp. These increases more than offset the decreased fees on variable funds related to weak equity markets.

           The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit business, including separate accounts but excluding Guaranteed Investment Contracts (GIC), decreased $92.5 million or 1.1% from $8.2 billion in 2001 to $8.1 billion in 2002. The decline was primarily the result of customers choosing alternative fixed income investment products.

           The Financial Services segment's public/non-profit pension business experienced lower growth in 2002. The number of new participants in 2002 was 163,000 compared to 339,000 in 2001 and 233,000 in 2000.
           Terminations increased in 2002 to 101,000 compared to 72,000 and 63,000 in 2001 and 2000, respectively. This brings the total lives under administration to 1,331,100 in 2002 and 1,268,500 in 2001.

           Customer demand for investment diversification continued during 2002 in spite of weak U.S. equity markets. New contributions to separate account business represented 62% of the total premium equivalents in 2002 versus 63% in 2001. The Company continues to expand the fund options available through its subsidiary Maxim Series Fund and through arrangements with external fund managers. Externally-managed funds offered to participants in 2002 included AIM, American Century, Ariel, Fidelity, Founders, INVESCO, Janus, Loomis Sayles, Templeton, and T. Rowe Price.

           Customer participation in guaranteed separate accounts increased, as many customers prefer the security of fixed income securities and separate account assets. Assets under management for guaranteed separate account funds were $1,649.6 million in 2002 compared to $1,214.4 million in 2001 and $755.7 million in 2000.

           FASCorp administered records for approximately 2,159,900 participants in 2002 versus 2,191,000 in 2001. FASCorp's fee income (including fee income from related parties) was $89.8 million, $72.4 million, and $63.8 million for the years ended, December 31, 2002, 2001, and 2000, respectively.

        2. Life Insurance

           The Company continued its approach to the design and distribution of traditional life insurance products, focusing on customer retention and expense management. At the same time, the Company continues to evaluate new individual markets. In 2002, the Company continued its efforts to partner with large financial institutions to deliver term life insurance to the mass market.

           Individual life insurance revenue premiums and deposits for investment-type contract and separate accounts of $434.3 million in 2002 reflected a decrease of 55% or $527.6 million from 2001 levels. The decrease was primarily due to decreased BOLI separate account deposits.

           In 1996, the U.S. Congress enacted legislation to phase out the tax deductibility of interest on policy loans on COLI products. Since then, renewal premiums and deposits for COLI products have decreased to $82.2 million in 2002 from $83.1 million in 2001 and $84.1 million in 2000 and the Company expects this decline to continue. The Company continues working closely with existing COLI customers to determine the options available to them.

           As a result of these legislative changes, the Company has shifted its sales emphasis from COLI to the BOLI market. This product provides long-term benefits for employees and was not affected by the 1996 legislative changes. BOLI premiums and deposits were $170.9 million during 2002 compared to $547.9 million in 2001 and $581.9 million in 2000. The decrease in BOLI premiums and deposits in 2002 was the result of the lower fixed interest rates and recent negative publicity regarding this type of insurance product.

           The term life insurance product marketed through banks and other financial institutions has experienced significant growth over the past several years. Policies sold totaled 53,400, 37,500 and 17,400 in the years 2002, 2001 and 2000, respectively. Although the sales of term life insurance were improved in 2002 and 2001, the premiums on these policies are smaller and, therefore, were not a significant offset to the large decrease in BOLI premiums.

           Fee income for the individual lines in 2002 was $18.1 million compared to $17.9 million in 2001 and $8.2 million in 2000. The increase relates to strong sales of BOLI separate accounts in prior years.

        3. 401(k)

           401(k) premiums and deposits for investment-type contracts and separate accounts decreased 23% in 2002 to $1.4 billion compared to a 7% decrease in 2001 as a result of lower sales and higher terminations in both years.

           The 401(k) block of business under administration totaled 6,012 employer groups and 477,300 individual participants in 2002, compared to 6,447 employer groups and 545,800 individual participants in 2001 and 6,514 employer groups and 551,000 individual participants in 2000.

           In addition to the Company's affiliate-managed funds, the Company offers externally-managed funds from recognized mutual funds companies such as AIM, Fidelity, Putnam, American Century, Founders, and T. Rowe Price. Assets under administration in 401(k) decreased 15% in 2002 to $6.4 billion and decreased 7% from 2000 to 2001. The decrease in both years was due to the impact of lower U.S. equity markets and the reduction in the number of participants.

           To promote long-term asset retention, the Company in 2002 enhanced a number of products and services including prepackaged "lifestyle" funds (the Profile Series), expense reductions for high-balance accounts, a rollover IRA product, more effective enrollment communications and one-on-one retirement planning assistance.

        4. Outlook

           Market pressures have led the government agencies to introduce employer-matching plans that should also increase the number of potential government employees who will be contributing to retirement plans.

           Continued management emphasis on the reduction of unit costs in the FASCorp administration is designed to allow the Company to remain competitive in the recordkeeping market.

           Individual insurance policy sales through banks are expected to increase in the year 2003. Distribution channels are presently established and management plans to expand with additional bank partners in 2003.

           In 2002, the Financial Services division assumed responsibility for the development and administration of the Company's 401(k) product. At the end of 2002, the division established a new, focused marketing strategy for the 401(k) product. A new customer relationship management group has also been established with the goal of establishing stronger relationships with existing 401(k) customers and improving persistency.

D.      INVESTMENT OPERATIONS

        The Company's primary investment objective is to acquire assets with duration and cash flow characteristics reflective of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

        The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines ensure that even under changing market conditions, the Company's assets will meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

        A summary of the Company's general account invested assets follows:

                             [Millions]                             2002              2001
        -----------------------------------------------------   --------------    -------------

        Fixed maturities, available-for-sale, at fair value   $     10,371     $      10,116
        Mortgage loans                                                 417               613
        Real estate and common stock                                    94                85
        Short-term investments                                         710               425
        Policy loans                                                 2,964             3,001
                                                                --------------    -------------
             Total invested assets                            $     14,556     $      14,240
                                                                ==============    =============

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

           Private placement investments are generally less marketable than publicly traded assets, yet they typically offer enhanced covenant protection that allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

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

           At December 31, 2002, the Company had four bonds in default representing a carrying value of $24.3 million (0.2% of the total fixed maturity investment portfolio), compared to nine bonds representing $71.1 million (0.7% of the total fixed maturity investment portfolio), for 2001.

           The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                             Credit Rating                          2002              2001
           --------------------------------------------------   --------------    -------------

           AAA                                                       58.9%             57.9%
           AA                                                         8.9               9.2
           A                                                         15.2              14.2
           BBB                                                       14.4              16.4
           BB and below (non-investment grade)                        2.6               2.3
                                                                --------------    -------------

                TOTAL                                               100.0%            100.0%
                                                                ==============    =============

        2. Mortgage Loans

           During 2002, the mortgage loan portfolio declined 32% to $417 million, net of impairment reserves. The Company has not actively sought new mortgage loan opportunities since 1989 and, as such, has experienced an ongoing reduction in this portfolio's balance.

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

           The average balance of impaired loans decreased to $31.2 million in 2002 compared with $31.6 million in 2001, and there were no foreclosures in 2002, compared to $10.6 million in 2001. The low levels of problematic mortgage loans relative to the Company's overall balance sheet are due to the ongoing decrease in the size of the mortgage loan portfolio, the Company's active loan management program and overall strength in market conditions.

           Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits to the Company are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 2002 and 2001, the Company's loan portfolio included $40.3 million and $56.3 million, respectively, of non-impaired restructured loans.

        3. Derivatives

           The Company uses certain derivatives, such as futures, options, and swaps, for purposes of hedging interest rate, market and foreign exchange risks. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through established credit approvals, limits, and monitoring procedures. The Company has also developed controls within its operations to ensure that only Board authorized derivative transactions are executed. In addition, the Company uses derivatives to synthetically create investments that are either more expensive to acquire, or otherwise unavailable, in the cash markets. Note 1 to the Consolidated Financial Statements contains a discussion of the Company's outstanding derivatives.

        4. Outlook

            The U.S. economic recovery is proving to be sluggish and uneven. The Company expects growth to be below trend for the next few quarters, gaining momentum through the second half of 2003. Currently, economic indicators are mixed. Expectations are for domestic real GDP growth in 2002 and 2003 of approximately 2.5%. Globally, economies remain weak with the exception of China.

            The Federal Reserve Board responded aggressively to weaker than expected economic data with a 50 basis point cut in the Fed Funds rate to 1.25% at the November 2002 meeting. While stimulative policy and strong underlying productivity growth were expected to restore the economy to a sustainable trend rate of growth, persistent stock market weakness has undercut monetary policy stimulus and economic risks are biased to a below potential growth scenario.

            Interest rates across the curve bottomed in early October after declining to levels not experienced since the 1960's, rising modestly since then. It is likely that inflation and yields will stay relatively low over the intermediate term, providing the Federal Reserve Board significant latitude to allow the economy to gain some momentum before they begin to resume an upward bias.

            The Company's investment portfolio is well positioned for the current interest rate environment. The portfolio is well diversified and comprised of high quality, relatively stable assets. The Company opportunistically added exposure in investment grade corporate securities at historically wide spreads in 2002 in addition to investing in structured securities with moderate interest rate sensitivity. It is the Company's philosophy and intent to maintain its proactive portfolio management policies in an ongoing effort to ensure the quality and performance of its investments.

E.      LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have liquidity requirements that vary among its principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Accident and health reserves, including long-term disability, consist of both short-term and long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments. Accident and health claim demands are stable and predictable but generally shorter term, requiring greater liquidity.

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $864.9 million and $641.4 million as of December 31, 2002 and 2001, respectively. In addition, as of December 31, 2002 and 2001, 97% and 98%, respectively, of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

        Funds provided by premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits, and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The sources of the funds that may be required in such situations include the issuance of commercial paper and equity securities.

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

        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $96.6 million of commercial paper outstanding at December 31, 2002 compared with $97.0 million at December 31, 2001. The commercial paper has been given a rating of A-1+ by Standard & Poors' Corporation and a rating of P-1 by Moody's Investors Services, each being the highest rating available. In addition, the Company issued a surplus note to GWL&A Financial in 1999. The surplus note bears interest at 7.25% and is due June 30, 2048.

F. OBLIGATIONS RELATING TO DEBT AND LEASES

       The Company's obligations relating to debt and leases at December 31, 2002 were as follows:

                              2003       2004       2005       2006       2007      Thereafter
                             --------   --------   --------   --------   --------   -----------
        Related party      $          $          $          $   25.0   $          $      175.0
        note
        Operating leases       26.3       23.5       22.1       20.6       15.4           33.1
                             --------   --------   --------   --------   --------   -----------
        Total contractual
          obligations      $   26.3   $   23.5   $   22.1   $   45.6   $   15.4   $      208.1
                             ========   ========   ========   ========   ========   ===========

G.      ACCOUNTING PRONOUNCEMENTS

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

        Effective January 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
        133), as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS No. 133 resulted in an approximate $1.0 million after-tax increase to accumulated other comprehensive income, which has been included in the 2001 change in other comprehensive income in the Statement of Stockholder's Equity. This amount is not material to the Company's financial position or results of operations.

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

        On June 29, 2001 Statement No.141, "Business Combinations" (SFAS No.
        141) was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

        On June 29, 2001, Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued Statement No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144). SFAS No.144 superceded prior accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No.144 was adopted January 1, 2002 without a material impact on the Company's financial position or results of operations.

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

        In July 2002, the FASB issued Statement No. 146 " Accounting for Costs Associated With Exit or Disposal Activities" (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations

        See Note 1 to the Consolidated Financial Statements for additional information regarding accounting pronouncements.

ITEM 7a.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's investment assets are purchased to fund future benefit payments to its policyholders and contractholders. The primary risk of these assets is exposure to rising interest rates. The Company's exposure to foreign currency exchange rate fluctuations is minimal as only nominal foreign investments are held.

        To manage interest rate risk, the Company invests in assets that are suited to the products that it sells. For products with fixed and highly predictable benefit payments such as certificate annuities and payout annuities, the Company invests in fixed income assets with cash flows that closely match the liabilities' projected cash flows. The Company is then protected against interest rate changes, as any change in the fair value of the assets will be offset by a similar change in the fair value of the liabilities. For products with uncertain timing of benefit payments such as portfolio annuities and life insurance, the Company invests in fixed income assets with expected cash flows that are earlier than the expected timing of the benefit payments. The Company can then react to changing interest rates sooner as these assets mature for reinvestment.

        The Company also manages risk with interest rate derivatives such as interest rate caps that would pay the Company investment income if interest rates rise above the level specified in the cap. These derivatives are only used to reduce risk and are not used for speculative purposes.

        To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency denominated investments back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

        The Company has estimated the possible effects on its investments of interest rate changes at December 31, 2002. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $326 million. This calculation uses projected asset cash flows, discounted back to December 31, 2002. The cash flow projections are shown in the table below. The table below shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows were expected to be received. These spot rates in the benchmark calculation ranged from 2.77% to 7.70%.

                                Projected Cash Flows by Calendar Year
       [$ millions]                                                There-   Undiscounted   Fair
                       2003     2004    2005     2006     2007     after      Total        Value
                       -----    -----   ------   ------   ------   ------   ------------ --------
       Benchmark       2,271    2,044   1,988    1,347    1,384    3,374      12,409      10,588
       Interest
       rates
         up 1%         2,044    1,926   2,016    1,408    1,379    3,829      12,601      10,262

        The Company administers separate account variable annuities for retirement savings products. The Company collects a fee from each account, and this fee is a percentage of the account balance. There is a market risk of lost fee revenue to the Company if equity and bond markets decline. If the equity and bond portfolios decline by 10%, the Company's fee revenue would decline by approximately $8.5 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following are the Company's Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000 and the Independent Auditor's Report thereon.

                              GWL&A FINANCIAL INC.
                 Consolidated Financial Statements for the Years

                     Ended December 31, 2002, 2001, and 2000
                        and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of of GWL&A Financial Inc.:

We have audited the accompanying consolidated balance sheets of GWL&A Financial Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GWL&A Financial Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Denver, Colorado
January 27, 2003

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

==============================================================================================
(Dollars in Thousands)

                                                               2002                 2001
                                                        -------------------  -------------------
ASSETS

INVESTMENTS:
  Fixed maturities, available-for-sale, at fair value

    (amortized cost $9,910,662 and $9,904,453)       $       10,371,152    $      10,116,175
  Common stock, at fair value (cost $102,862 and
    $74,107)                                                     90,188               73,344
  Mortgage loans on real estate (net of allowances
    of $55,654 and $57,654)                                     417,412              613,453
  Real estate                                                     3,735               11,838
  Policy loans                                                2,964,030            3,000,441
  Short-term investments, available-for-sale (cost
    $710,085 and $427,866)                                      710,297              425,198
                                                        -------------------  -------------------

     Total Investments                                       14,556,814           14,240,449

OTHER ASSETS:
Cash                                                            154,631              216,209
Reinsurance receivable:
  Related party                                                   3,104                3,678
  Other                                                         238,049              278,674
Deferred policy acquisition costs                               267,846              275,570
Investment income due and accrued                               133,166              130,775
Amounts receivable related to uninsured accident
  and health plan claims (net of allowances of
  $42,144 and $53,431)                                           86,228              132,988
Premiums in course of collection (net of
  allowances of $12,011 and $22,217)                             54,494               99,811
Deferred income taxes                                            71,206              112,940
Other assets                                                    754,869              745,617
SEPARATE ACCOUNT ASSETS                                      11,338,376           12,584,661
                                                        -------------------  -------------------





TOTAL ASSETS                                         $       27,658,783    $      28,821,372
                                                        ===================  ===================



See notes to consolidated financial statements.                                 (Continued)

==============================================================================================

                                                                     2002             2001
                                                                 --------------   --------------
LIABILITIES AND STOCKHOLDER'S EQUITY
POLICY BENEFIT LIABILITIES:
    Policy reserves:

      Related party                                            $      518,587  $       532,374
      Other                                                        11,732,627       11,679,122
    Policy and contract claims                                        378,995          401,389
    Policyholders' funds                                              299,730          242,916
    Provision for policyholders' dividends                             76,983           74,740
    Undistributed earnings on participating business                  170,456          163,086
GENERAL LIABILITIES:
    Due to GWL                                                         33,766           41,874
    Repurchase agreements                                             323,200          250,889
    Commercial paper                                                   96,645           97,046
    Other liabilities                                                 849,370        1,107,190
SEPARATE ACCOUNT LIABILITIES                                       11,338,376       12,584,661
                                                                 --------------   --------------
     Total Liabilities                                             25,818,735       27,175,287
                                                                 --------------   --------------

COMMITMENTS AND CONTINGENCIES:

GUARANTEED PREFERRED BENEFICIAL
  INTERESTS IN THE COMPANY'S JUNIOR
  SUBORDINATED DEBENTURES                                             175,000          175,000

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000
      shares authorized, 0 shares issued and
      outstanding
    Preferred stock, $0 par value; 500,000 shares
      authorized; 0 shares issued and outstanding
    Common stock, $0 par value; 500,000 shares
      authorized; 50,025 shares issued and outstanding                    250              250
    Additional paid-in capital                                        726,741          719,833
    Accumulated other comprehensive income                            150,616           76,507
    Retained earnings                                                 787,441          674,495
                                                                 --------------   --------------
     Total Stockholder's Equity                                     1,665,048        1,471,085
                                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $   27,658,783  $    28,821,372
                                                                 ==============   ==============





See notes to consolidated financial statements.                                    (Concluded)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

==============================================================================================
(Dollars in Thousands)

                                                      2002            2001            2000
                                                  --------------  --------------  --------------
REVENUES:

  Premiums:
    Related party                               $      16,715   $      18,144   $      20,853
    Other (net of premiums ceded totaling
      $83,789, $82,028, and $115,404)               1,103,380       1,185,495       1,311,713
  Fee income                                          883,562         947,255         871,627
  Net investment income (expense):
    Related party                                      (1,270)         (1,859)         (1,830)
    Other                                             920,643         936,878         926,949
  Net realized gains on investments                    41,626          46,825          28,283
                                                  --------------  --------------  --------------
                                                    2,964,656       3,132,738       3,157,595
                                                  --------------  --------------  --------------
BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    Reinsurance recoveries totaling, $50,974,

   $40,144, and $62,803)                              936,215       1,029,495       1,122,560
  Increase in reserves                                 71,348          58,433          53,550
  Interest paid or credited to contractholders        498,549         530,027         490,131
  Provision for policyholders' share of
    earnings on participating business                  7,790           2,182           5,188
  Dividends to policyholders                           78,851          76,460          74,443
                                                  --------------  --------------  --------------
                                                    1,592,753       1,696,597       1,745,872

  Commissions                                         185,450         197,099         204,444
  Operating expenses (income):
    Related party                                        (861)         (1,043)           (704)
    Other                                             742,852         788,157         769,493
  Premium taxes                                        30,737          36,921          45,298
  Special Charges                                                     127,040
                                                  --------------  --------------  --------------
                                                    2,550,931       2,844,771       2,764,403

                                                  --------------  --------------  --------------
INCOME BEFORE INCOME TAXES                            413,725         287,967         393,192
                                                  --------------  --------------  --------------
PROVISION FOR INCOME TAXES:
  Current                                             126,213         137,052         108,529
  Deferred                                              3,993         (41,993)         25,531
                                                  --------------  --------------  --------------
                                                      130,206          95,059         134,060
                                                  --------------  --------------  --------------
NET INCOME                                      $     283,519   $     192,908   $     259,132
                                                  ==============  ==============  ==============






See notes to consolidated financial statements.



GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

==============================================================================================
(Dollars in Thousands)
                                                                                  Accumulated Other
                                                                                  Comprehensive
                                                                                  Income (Loss)
                                                                         ---------------------------------
                                                                         ---------------------------------
                                                          Additional      Unrealized         Minimum
                                  Preferred    Common       Paid-in          Gains           Pension        Retained
                                                                           (Losses)         Liability
                                   Stock        Stock       Capital      on Securities      Adjustment      Earnings       Total
                                  ---------   ----------  ------------   --------------  ----------------- ----------  ------------
BALANCE, JANUARY 1, 2000        $     0    $        250 $    707,348  $    (84,861)    $                  $  547,237  $ 1,169,974
                                  ---------   ----------  ------------   --------------  -----------------  ----------  ------------
   Net income                                                                                                259,132      259,132
   Other comprehensive income                                              118,533                                        118,533
                                                                                                                        ------------
Total comprehensive income                                                                                                377,665
                                                                                                                        ------------
Dividends                                                                                                   (137,149)    (137,149)
Capital contributions -
  Parent stock options                                        15,052                                                       15,052
Income tax benefit on stock
  Compensation                                                 2,336                                                        2,336
                                  ---------   ----------  ------------   --------------  -----------------  ----------  ------------
BALANCE, DECEMBER 31, 2000            0             250      724,736        33,672                           669,220    1,427,878
                                  ---------   ----------  ------------   --------------  -----------------  ----------  ------------
   Net income                                                                                                192,908      192,908
   Other comprehensive income                                               42,835                                         42,835
                                                                                                                        ------------
Total comprehensive income                                                                                                235,743
                                                                                                                        ------------
Dividends                                                                                                   (187,633)    (187,633)
Capital contributions adjustment -
  Parent stock options                                       (12,098)                                                     (12,098)
Income tax benefit on stock
  Compensation                                                 7,195                                                        7,195
                                  ---------   ----------  ------------   --------------  -----------------  ----------  ------------
BALANCE, DECEMBER 31, 2001            0             250      719,833        76,507                           674,495    1,471,085
                                  ---------   ----------  ------------   --------------  -----------------  ----------  ------------
   Net income                                                                                                283,519      283,519
   Other comprehensive income                                               86,993         (12,884)                        74,109
                                                                                                                        ------------
Total comprehensive income                                                                                                357,628
                                                                                                                        ------------
Dividends                                                                                                   (170,573)    (170,573)
Income tax benefit on stock
  compensation                                                 6,908                                                        6,908
                                  ---------   ----------  ------------   --------------  -----------------  ----------  ------------
BALANCE, DECEMBER 31, 2002      $     0    $        250 $    726,741  $    163,500     $   (12,884)       $  787,441  $ 1,665,048
                                  =========   ==========  ============   ==============  =================  ==========  ============


See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

==============================================================================================
(Dollars in Thousands)

                                                      2002            2001            2000
                                                  --------------  --------------  --------------
OPERATING ACTIVITIES:
  Net income                                    $     283,519   $     192,908   $     259,132
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      earnings allocated to participating
        policyholders                                   7,790           2,182           5,188
      Amortization of investments                     (76,002)        (82,955)        (62,428)
      Net realized gains on investments               (41,626)        (46,825)        (28,283)
      Depreciation and amortization
        (including goodwill impairment)                37,639          62,101          41,693
      Deferred income taxes                             3,993         (41,993)         25,531
      Stock compensation (adjustment)                                 (12,098)         15,052
  Changes in assets and liabilities, net of effects from purchase of subsidiary:

      Policy benefit liabilities                      622,854         334,025         310,511
      Reinsurance receivable                           41,199         (48,384)        (35,368)
      Receivables                                      89,686         153,350        (128,385)
      Bank overdrafts                                 (41,901)        (29,121)        102,073
      Other, net                                     (205,305)        202,368        (214,144)
                                                  --------------  --------------  --------------
         Net cash provided by operating               721,846         685,558         290,572
activities

                                                  --------------  --------------  --------------






                                                                                   (Continued)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
================================================================================================
(Dollars in Thousands)

                                                      2002            2001            2000
                                                  --------------  --------------  --------------
INVESTING ACTIVITIES:
  Proceeds from sales, maturities, and
    Redemptions of investments:
    Fixed maturities

         Held-to-maturity

     Sales                                                                              8,571
     Maturities and redemptions                                                       323,728
         Available-for-sale

     Sales                                          5,729,919       5,201,692       1,460,672
     Maturities and redemptions                     1,456,176       1,244,547         887,420
    Mortgage loans                                    210,224         224,810         139,671
    Real estate                                         3,570                           8,910
    Common stock                                        2,798          38,331          61,889
  Purchases of investments:
    Fixed maturities

         Held-to-maturity                                                            (100,524)
         Available-for-sale                        (7,369,389)     (6,878,203)     (2,863,803)
    Mortgage loans                                                                     (4,208)
    Real estate                                        (2,768)         (3,124)        (20,570)
    Common stock                                      (29,690)        (27,777)        (52,972)
    Corporate owned life insurance                                   (100,000)
    Other, net                                        (77,769)         95,808
    Acquisitions, net of cash acquired                                                 82,214
                                                  --------------  --------------  --------------
         Net cash used in investing
           activities                           $     (76,929)  $    (203,916)  $     (69,002)
                                                  ==============  ==============  ==============





                                                                                   (Continued)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
================================================================================================
(Dollars in Thousands)

                                                      2002            2001            2000
                                                  --------------  --------------  --------------
FINANCING ACTIVITIES:
  Contract withdrawals, net of deposits         $    (599,724)  $    (483,285)  $    (220,167)
  Due to GWL                                           (8,108)         (1,207)          7,096
  Dividends paid                                     (170,573)       (187,633)       (137,149)
  Net commercial paper borrowings
    (repayments)                                         (401)           (585)         97,631
  Net repurchase agreements
    borrowings (repayments)                            72,311         250,889         (80,579)
                                                  --------------  --------------  --------------
     Net cash used in financing activities           (706,495)       (421,821)       (333,168)
                                                  --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH                       (61,578)         59,821        (111,598)

CASH, BEGINNING OF YEAR                               216,209         156,388         267,986
                                                  --------------  --------------  --------------

CASH, END OF YEAR                               $     154,631   $     216,209   $     156,388
                                                  ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year for:

    Income taxes                                $     164,863   $      59,895   $      78,510
    Interest                                           16,697          17,529          21,060

Non-cash financing activity:
  Effect of capital - Parent stock options                            (12,098)         15,052


See notes to consolidated financial statements.                                    (Concluded)

GWL&A FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
================================================================================
(Amounts in Thousands, except Share Amounts)

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

      Certain reclassifications have been made to the 2001 and 2000 financial statements and related footnotes to conform to the 2002 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

      Investments - Investments are reported as follows:

      1. Management has classified its fixed maturities as available for sale and carries them at fair value with the net unrealized gains and losses (net of deferred taxes) reported as accumulated other comprehensive income (loss) in stockholder's equity.

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

      4. Investments in common stock are carried at fair value with net unrealized gains and losses (net of deferred taxes) reported as accumulated other comprehensive income (loss) in stockholder's equity.

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

      Internal Use Software - Capitalized internal use software development costs of $55,363 and $44,914 are included in other assets at December 31, 2002, and 2001, respectively. The Company capitalized, net of depreciation, $10,448, $6,896 and $17,309 of internal use software development costs for the years ended December 31, 2002, 2001 and 2000, respectively.

      Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions and costs associated with the Company's group sales representatives related to the production of new business, have been deferred to the extent recoverable. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs totaled $38,707, $44,096, and $36,834 in 2002, 2001, and 2000, respectively.

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

      Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies of $8,029,337 and $7,941,905 at December 31, 2002 and 2001, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $4,152,594 and $4,188,553 at December 31, 2002 and 2001, respectively, are established at the contractholder's account value.

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

      Participating Fund Account - Participating life and annuity policy reserves are $4,947,081 and $4,844,214 at December 31, 2002 and 2001,
      respectively. Participating business approximates 24.8%, 25.8%, and 28.6% of the Company's ordinary life insurance in force and 80.2%, 85.4%, and 85.2% of ordinary life insurance premium income for the years ended December 31, 2002, 2001, and 2000, respectively.

      The amount of dividends to be paid from undistributed earnings on participating business is determined annually by the Board of Directors. Earnings allocable to participating policyholders are consistent with established Company practice.

      The Company has established a Participating Policyholder Experience Account (PPEA) for the benefit of all participating policyholders of which is included in the accompanying consolidated balance sheets. Earnings associated with the operation of the PPEA are credited to the benefit of all participating policyholders. In the event that the assets of the PPEA are insufficient to provide contractually guaranteed benefits, the Company must provide such benefits from its general assets.

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

      Derivatives - The Company makes limited use of derivative financial instruments to manage interest rate, market, and foreign exchange risk associated with invested assets. Derivatives are not used for speculative purposes. The Company controls the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures. As the Company generally enters into derivative transactions only with high quality institutions, no losses associated with non-performance on derivative financial instruments have occurred or are expected to occur. Derivative instruments typically used consist of interest rate swap agreements, credit default swaps, interest rate floors and caps, foreign currency exchange contracts, options, and interest rate futures.

      Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate or vice versa, to convert from a fixed rate to a floating rate. Credit default swaps may be used in conjunction with another purchased security to reproduce the investment characteristics of a cash investment in the same credit. Interest rate floors and caps are interest rate protection instruments that require the payment by a counter-party to the Company of an interest rate differential only if interest rates fall or rise to certain levels. The differential represents the difference between current interest rates and an agreed upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Written call options are used in conjunction with interest rate swap agreements to effectively convert convertible, fixed rate bonds to non-convertible variable rate bonds as part of the Company's overall asset/liability matching program. Purchased put options are used to protect against significant drops in equity markets. Interest rate futures are used to hedge the interest rate risks of forecasted acquisitions of fixed rate fixed maturity investments.

      The Company also uses derivatives to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These securities, called replication synthetic asset transactions (RSAT's), are a combination of a derivative and a cash security to synthetically create a third replicated security. As of December 31, 2002, the Company has one such security that has been created through the combination of a credit default swap and U.S. Government Agency security. These derivatives do not qualify as hedges and therefore, changes in fair value are recorded in earnings.

      Effective January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of SFAS 133 resulted in an approximate $1,000 after-tax increase to accumulated comprehensive income, which has been included in the 2001 change in other comprehensive income in the Statement of Stockholder's Equity.

      The Statements require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges and changes in fair value of derivatives not qualifying for hedge accounting are recognized in earnings.

      The Company occasionally purchases a financial instrument that contains a derivative instrument that is "embedded" in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e, the host contract) and whether a separate instrument with the same terms as the embedded instrument could meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in earnings.

      Hedge ineffectiveness of $177 and $907, determined in accordance with SFAS No. 133, was recorded as a decrease to net investment income for the years ended December 31, 2002 and 2001, respectively.

      Derivative gains and losses included in accumulated other comprehensive income (OCI) are reclassified into earnings at the time interest income is recognized or interest receipts are received on bonds. Derivative gains of $563 and $469 were reclassified to net investment income in 2002 and 2001, respectively. The Company estimates that $837 of net derivative gains included in OCI will be reclassified into net investment income within the next twelve months.

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

      Recognition of Premium and Fee Income and Benefits and Expenses - Life insurance premiums are recognized when due. Annuity premiums with life contingencies are recognized as received. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned. Fee income is derived primarily from contracts for claim processing or other administrative services related to uninsured business and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies are associated with earned premiums so as to result in recognition of profits over the life of the contracts. This association is accomplished by means of the provision for future policy benefit reserves. The average crediting rate on annuity products was approximately 5.9%, 6.1%, and 6.2% in 2002, 2001, and 2000.

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

      Goodwill and Other Intangible Assets - On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

      Selected Loan Loss Allowance Methodology - In July 2001, the SEC released Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" (SAB 102). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a material impact on the Company's financial position or results of operations.

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

      Technical Corrections - April 2002, the FASB issued Statement No. 145 "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provision of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The Company does not expect this statement to have a material effect on the Company's financial position or results of operations.

      Costs Associated With Exit or Disposal Activities - In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated With Exit or Disposal Activities" (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations.

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

3. RELATED-PARTY TRANSACTIONS

      The Company performs administrative services for the U.S. operations of GWL and, beginning in 2002, performs investment services for London Reinsurance Group, an indirect subsidiary of GWL. The following represents revenue from related parties for services provided pursuant to these service agreements. The amounts recorded are based upon management's best estimate of actual costs incurred and resources expended based upon number of policies, certificates in force and/or administered assets.

                                                             Years Ended December 31,
                                                    -------------------------------------------
                                                        2002           2001           2000
                                                    -------------  -------------  -------------
     Investment management revenue               $        892    $       186    $       120
     Administrative and underwriting revenue              860          1,043            704

      At December 31, 2002 and 2001, due to GWL includes $8,503 and $16,536 due on demand and $25,338 and $25,338 of notes payable which bear interest and mature on October 1, 2006. These notes may be prepaid in whole or in part at any time without penalty; the issuer may not demand payment before the maturity date. The amounts due on demand to GWL bear interest at the public bond rate (4.75% and 6.0% at December 31, 2002 and 2001, respectively) while the note payable bears interest at 5.4%.

      Interest expense attributable to these related party obligations was $2,162, $2,045, and $1,950 for the years ended December 31, 2002, 2001, and 2000, respectively.

4.    ALLOWANCES ON POLICYHOLDER RECEIVABLES

      Amounts receivable for accident and health plan claims and premiums in the course of collection are generally uncollateralized. Such receivables are from policyholders dispersed throughout the United States and throughout many industry groups.

      The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its amounts receivable related to uninsured accident and health plan claims and premiums in course of collection. Management's judgement is based on past loss experience and current and projected economic conditions.

      Activity in the allowance for amounts receivable related to uninsured accident and health plan claims is as follows:

                                                        2002            2001           2000
                                                    -------------   -------------  -------------
     Balance, beginning of year                   $     53,431   $      34,700   $     31,200
     Amounts acquired by reinsurance                     6,207
     Provisions charged (reversed) to operations        (7,544)         50,500          7,700
     Amounts written off - net                          (9,950)        (31,769)        (4,200)
                                                    -------------   -------------  -------------
     Balance, end of year                         $     42,144   $      53,431   $     34,700
                                                    =============   =============  =============

      Activity in the allowance for premiums in course of collection is as follows:

                                                        2002            2001           2000
                                                    -------------   -------------  -------------

     Balance, beginning of year                   $     22,217   $      18,700   $     13,900
     Amounts acquired by reinsurance                     1,600
     Provisions charged (reversed) to operations        (5,729)         29,642         14,500
     Amounts written off - net                          (6,077)        (26,125)        (9,700)
                                                    -------------   -------------  -------------
     Balance, end of year                         $     12,011   $      22,217   $     18,700
                                                    =============   =============  =============

5. REINSURANCE

      In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

      Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2002 and 2001, the reinsurance receivable had a carrying value of $241,153 and $282,352, respectively.

      The following schedule details life insurance in force and life and accident/health premiums:

                                                                                     Percentage
                                                                                     of Amount
                                         Reinsurance    Reinsurance                   Assumed
                             Direct         Ceded         Assumed         Net          to Net
                          -------------  -------------  ------------- -------------  -----------
     December 31, 2002:
       Life insurance in force:
         Individual     $ 43,324,059   $ 12,786,783   $  7,280,731     37,818,007      19.3%
         Group            51,385,610                     7,186,698     58,572,308      12.3%
                          -------------  -------------  -------------  -------------
          Total         $ 94,709,669   $ 12,786,783   $ 14,467,429   $ 96,390,315
                          =============  =============  =============  =============

       Premium Income:

         Life insurance $    312,388   $     40,582   $     41,245   $    313,051      13.2%
                             728,972         43,047        128,820        814,745      15.8%
     Accident/health

                          -------------  -------------  -------------  -------------
          Total         $  1,041,360   $     83,629   $    170,065   $  1,127,796
                          =============  =============  =============  =============

     December 31, 2001:
       Life insurance in force:
         Individual     $ 43,370,006   $  8,330,282   $  7,399,250   $ 42,438,974      17.4%
         Group            56,650,090                     9,888,796     66,538,886      14.9%
                          -------------  -------------  -------------  -------------
          Total         $ 100,020,096  $  8,330,282   $ 17,288,046   $ 108,977,860
                          =============  =============  =============  =============

       Premium Income:

         Life insurance $    384,688   $     32,820   $     37,442   $    389,310       9.6%
                             830,970         49,001         42,750        824,719       5.2%
     Accident/health

                          -------------  -------------  -------------  -------------
          Total         $  1,215,658   $     81,821   $     80,192   $  1,214,029
                          =============  =============  =============  =============

     December 31, 2000:
       Life insurance in force:
         Individual     $ 39,067,268   $  5,727,745   $  7,563,302   $ 40,902,825      18.5%
         Group            75,700,120                    20,610,896     96,311,016      21.4%
                          -------------  -------------  -------------  -------------
          Total         $ 114,767,388  $  5,727,745   $ 28,174,198   $ 137,213,841
                          =============  =============  =============  =============

       Premium Income:

         Life insurance $    349,097   $     35,448   $     88,994   $    402,643      22.1%
                             827,044         79,705        175,294        922,633      19.0%
     Accident/health

                          -------------  -------------  -------------  -------------
          Total         $  1,176,141   $    115,153   $    264,288   $  1,325,276
                          =============  =============  =============  =============


6. NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS

      Net investment income is summarized as follows:

                                                             Years Ended December 31,
                                                    -------------------------------------------
                                                        2002           2001           2000
                                                    -------------  -------------  -------------
     Investment income:
       Fixed maturities and short-term
         Investments                             $     673,833   $    693,836   $    675,286
       Common stock                                      3,272          4,882          1,584
       Mortgage loans on real estate                    48,625         69,237         80,775
       Real estate                                       2,815          1,113          1,863
       Policy loans                                    209,608        200,533        191,320
       Other                                             5,236          3,766            120
                                                    -------------  -------------  -------------
                                                       943,389        973,367        950,948
     Investment expenses, including interest on
       amounts charged by the related parties
       of $2,162, $2,045, and $1,950                    24,016         38,348         25,829
                                                    -------------  -------------  -------------
     Net investment income                       $     919,373   $    935,019        925,119
                                                    =============  =============  =============

      Net realized gains (losses) on investments are as follows:

                                                             Years Ended December 31,
                                                    -------------------------------------------
                                                        2002           2001           2000
                                                    -------------  -------------  -------------
     Realized gains (losses):

       Fixed maturities                          $      33,455   $     32,116   $    (16,752)
       Common stock                                      1,639         13,052         33,411
       Mortgage loans on real estate                     1,493          1,657          2,207
       Real estate                                                                       490
       Provisions                                        5,039                         8,927
                                                    -------------  -------------  -------------
     Net realized gains on investments           $      41,626   $     46,825   $     28,283
                                                    =============  =============  =============


SUMMARY OF INVESTMENTS

      Fixed maturities owned at December 31, 2002 are summarized as follows:

                                               Gross        Gross      Estimated
                                Amortized    Unrealized   Unrealized      Fair       Carrying
                                  Cost         Gains        Losses       Value        Value
     ------------------------   ----------   ----------   -----------  -----------  -----------
     U.S. Government CMO     $  1,304,614 $    43,929  $             $ 1,348,543  $ 1,348,543
     U.S. Government ABS         491,183       16,310        1,785       505,708      505,708
     U.S. Government MBS         385,764        5,957          149       391,572      391,572
     U.S. Government Other       445,281       19,589            4       464,866      464,866
     Credit tenant loans         104,648       11,081                    115,729      115,729
     State and                  1,019,049     100,256          194     1,119,111    1,119,111
     municipalities
     Foreign government           42,182        1,038           61        43,159       43,159
     Corporate bonds            2,771,977     182,787       53,534     2,901,230    2,901,230
     Mortgage-backed
       securities - CMO           96,776       16,170           18       112,928      112,928
     Public utilities            698,365       44,334       11,369       731,330      731,330
     Asset-backed securities    2,138,025      86,261       27,089     2,197,197    2,197,197
     Derivatives                  (3,422)      15,343                     11,921       11,921
     Collateralized mortgage
       obligation                416,220       11,638                    427,858      427,858
                                ----------   ----------   -----------  -----------  -----------
                             $  9,910,662 $   554,693  $    94,203   $ 10,371,152 $ 10,371,152
                                ==========   ==========   ===========  ===========  ===========


      Fixed maturities owned at December 31, 2001 are summarized as follows:

                                               Gross        Gross      Estimated
                                Amortized    Unrealized   Unrealized      Fair       Carrying
                                  Cost         Gains        Losses       Value        Value
     ------------------------   ----------   ----------   -----------  -----------  -----------
     U.S. Government CMO     $  1,182,723 $    18,025  $     5,767   $ 1,194,981  $ 1,194,981
     U.S. Government ABS         463,028       11,422        1,153       473,297      473,297
     U.S. Government MBS         345,979        2,537        2,840       345,676      345,676
     U.S. Government Other       559,932        8,878        1,810       567,000      567,000
     State and                   935,758       35,462        3,955       967,265      967,265
     municipalities
     Foreign government           26,466        1,824                     28,290       28,290
     Corporate bonds            2,943,635     114,871       71,504     2,987,002    2,987,002
     Mortgage-backed
       securities - CMO           97,136        7,020                    104,156      104,156
     Public utilities            647,754       22,823        5,997       664,580      664,580
     Asset-backed securities    2,265,033      64,765       11,336     2,318,462    2,318,462
     Derivatives                   1,935       18,682                     20,617       20,617
     Collateralized mortgage
       obligation                435,074        9,900          125       444,849      444,849
                                ----------   ----------   -----------  -----------  -----------
                             $  9,904,453 $   316,209  $   104,487   $ 10,116,175 $ 10,116,175
                                ==========   ==========   ===========  ===========  ===========

      The collateralized mortgage obligations consist primarily of sequential and planned amortization classes with final stated maturities of two to thirty years and expected average lives of less than one to fifteen years. Prepayments on all mortgage-backed securities are monitored monthly and amortization of the premium and/or the accretion of the discount associated with the purchase of such securities is adjusted by such prepayments.

      See Note 9 for additional information on policies regarding estimated fair value of fixed maturities.

      The amortized cost and estimated fair value of fixed maturity investments at December 31, 2002, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized       Estimated
                                                 Cost         Fair Value

                                             --------------  --------------
     Due in one year or less              $       592,856         615,583
     Due after one year through five            2,509,745       2,684,171
     years
     Due after five years through ten           1,144,037       1,238,155
     years
     Due after ten years                          857,672         875,859
     Mortgage-backed securities                 2,177,144       2,254,479
     Asset-backed securities                    2,629,208       2,702,905
                                             --------------  --------------
                                          $     9,910,662      10,371,152
                                             ==============  ==============


      Proceeds from sales of securities available-for-sale were $5,729,919, $5,201,692, and $1,460,672 during 2002, 2001, and 2000, respectively. The realized gains on such sales totaled $45,315, $42,299, and $8,015 for 2002, 2001, and 2000, respectively. The realized losses totaled $10,410, $10,186, and $24,053 for 2002, 2001, and 2000, respectively. During the years 2002, 2001, and 2000, held-to-maturity securities with amortized cost of $0, $0, and $8,571 were sold due to credit deterioration with insignificant gains and losses.

      During the fourth quarter of 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. The Company recorded a $19,908 unrealized gain associated with this transfer in other comprehensive income, net of tax.

      At December 31, 2002 and 2001, pursuant to fully collateralized securities lending arrangements, the Company had loaned $284,990 and $278,471 of fixed maturities, respectively.

      The Company engages in hedging activities to manage interest rate, market, credit and foreign exchange risk.

      The following table summarizes the 2002 financial hedge instruments:

                                   Notional            Strike/Swap
     December 31, 2002              Amount                Rate                  Maturity
     --------------------------  -------------  --------------------------  ------------------
     Interest Rate Caps        $   1,122,000      7.64% - 11.65% (CMT)        02/03 - 01/05
     Interest Rate Swaps             400,188          2.62% - 7.32%           02/03 - 11/09
     Credit Default Swaps            128,157               N/A                02/03 - 11/07
     Foreign Currency
       Exchange Contracts             27,585               N/A                06/05 - 11/06
     Options  Calls                  191,200             Various              05/04 - 06/07
              Puts                    15,000             Various              03/07 - 03/07

      The following table summarizes the 2001 financial hedge instruments:

                                   Notional             Strike/Swap

     December 31, 2001              Amount                 Rate                   Maturity
     --------------------------  -------------  ----------------------------  -----------------
     Interest Rate Caps        $   1,402,000       6.75% - 11.65% (CMT)        01/02 - 01/05
     Interest Rate Swaps             365,018           3.13% - 7.32%            01/02- 12/06
     Foreign Currency
       Exchange Contracts             13,585                N/A                06/05 - 07/06
     Options  Calls                  191,300              Various              01/02 - 01/06
              Puts                   131,000              Various              12/01 - 12/02

      CMT - Constant Maturity Treasury Rate

      The Company no longer actively invests in mortgage loans. The following is information with respect to impaired mortgage loans:

                                                                    2002             2001
     =========================================================  --------------   --------------
     Loans, net of related allowance for credit losses of
     =========================================================
       $20,917 and $13,018                                    $        8,200  $         6,300
     =========================================================
     Loans with no related allowance for credit losses                 2,638            5,180
     =========================================================
     Average balance of impaired loans during the year                31,243           31,554
     =========================================================
     Interest income recognized (while impaired)                       2,007            1,617
     =========================================================
     Interest income received and recorded (while impaired)
     =========================================================
       using the cash basis method of recognition                      2,249            1,744
     =========================================================

      As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $40,302 and $56,258 at December 31, 2002 and 2001, respectively.

      The following table presents changes in the allowance for credit losses:

                                                        2002           2001           2000
                                                    -------------  -------------  -------------
     Balance, beginning of year                  $      57,654   $     61,242   $     77,416
     Provision for loan losses                          (3,588)                       (8,927)
     Charge-offs                                          (139)        (3,588)        (7,247)
     Recoveries                                          1,727
                                                    -------------  -------------  -------------
     Balance, end of year                        $      55,654   $     57,654   $     61,242
                                                    =============  =============  =============


8. COMMERCIAL PAPER

      The Company has a commercial paper program that is partially supported by a $50,000 standby letter-of-credit. At December 31, 2002, commercial paper outstanding of $96,645 had maturities ranging from 3 to 66 days and interest rates ranging from 1.40% to 1.88%. At December 31, 2001, commercial paper outstanding of $97,046 had maturities from 4 to 63 days and an interest rates ranging from 1.91% to 2.55%.

9. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                           December 31,
                                     ----------------------------------------------------------
                                                2002                          2001
                                     ----------------------------  ----------------------------
                                       Carrying      Estimated       Carrying      Estimated
                                        Amount       Fair Value       Amount       Fair Value
                                     -------------  -------------  -------------  -------------
     ASSETS:
        Fixed maturities and
          short-term investments  $   11,081,449    11,081,449   $  10,541,373  $ 10,541,373
        Mortgage loans on real
          estate                         417,412       429,907         613,453       624,102
        Policy loans                   2,964,030     2,964,030       3,000,441     3,000,441
        Common stock                      90,188        90,188          73,344        73,344

     LIABILITIES:

        Annuity contract reserves
          without life                 4,152,594     4,228,080       4,188,553     4,210,759
     contingencies
        Policyholders' funds             299,730       299,730         242,916       242,916
        Due to GWL                        33,766        32,391          41,874        41,441
        Commercial paper                  96,645        96,645          97,046        97,046
        Repurchase agreements            323,200       323,200         250,889       250,889
        Guaranteed preferred
           beneficial interest in the
           company's junior              175,000        176,960        175,000        175,000
           subordinated debentures

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

      The estimated fair value of fixed maturities and common stocks that are publicly traded are obtained from an independent pricing service. To determine fair value for fixed maturities not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term. Fair values of derivatives of $11,921 and $20,617 at December 31, 2002 and 2001, respectively, consisting principally of interest rate swaps are included in fixed maturities.

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

      The fair value of the guaranteed preferred beneficial interest in the Company's junior subordinated debentures reflects the last trading price in the public market at December 31, 2002.

      The carrying value of repurchase agreements and commercial paper is a reasonable estimate of fair value due to the short-term nature of the liabilities.

      The estimated fair value of derivatives, primarily consisting of interest rate swaps which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors. Included in the net asset position for interest rates swaps are $1,488 and $33 of liabilities in 2002 and 2001, respectively. Included in the net asset position for foreign currency exchange contracts are $2,518 and $127 of liabilities in 2002 and 2001, respectively.

10. EMPLOYEE BENEFIT PLANS

      The following table summarizes changes for the years ended December 31, 2002, 2001, and 2000 in the benefit obligations and in plan assets for the Company's defined benefit pension plan and post-retirement medical plan. Based on an accumulated pension benefit obligation of $167,552 at December 31, 2002, an additional minimum liability of $22,549 was recorded resulting in a net accrued benefit liability of $4,236 as of December 31, 2002. There was no additional minimum pension liability required to be recognized as of December 31, 2001 or 2000.

                                                                         Post-Retirement
                                         Pension Benefits                 Medical Plan
                                    ----------------------------   ----------------------------
                                     2002      2001      2000       2002      2001      2000
                                    --------  --------  --------   -------   --------  --------
     Change in projected benefit
     obligation
     Benefit obligation at        $ 150,521 $ 140,563 $ 126,130 $  57,861 $  33,018  $ 29,228
     beginning of year
     Service cost                    8,977     8,093     7,062     3,516     3,331     2,305
     Interest cost                  11,407     9,718     9,475     3,138     3,303     2,167
     Acquisition of new employees                                            7,823
     Amendments                        827                         (22,529)
     Actuarial (gain) loss          20,679    (2,640)    2,510     (9,814)   11,401
     Benefits paid                  (6,364)   (5,213)   (4,614)     (930)    (1,015)    (682)
                                    --------  --------  --------   -------   --------  --------
     Benefit obligation at end    $ 186,047 $ 150,521 $ 140,563 $  31,242 $  57,861  $ 33,018
     of year
                                    --------  --------  --------   -------   --------  --------

     Change in plan assets

     Fair value of plan assets
     at

       beginning of year          $ 187,661 $ 193,511 $ 192,093 $         $          $
     Actual return on plan assets   (17,981)    (637)    6,032
     Benefits paid                  (6,364)   (5,213)   (4,614)
                                    --------  --------  --------   -------   --------  --------
     Fair value of plan assets      163,316   187,661   193,511
     at end of year
                                    --------  --------  --------   -------   --------  --------

     Funded (unfunded) status       (22,731)  37,140    52,948     (31,242)  (57,861)  (33,018)
     Unrecognized net actuarial     51,943    (1,499)   (15,239)   4,361     14,659    3,430
     (gain) loss
     Unrecognized prior service      2,727     2,533     3,073     (9,392)   9,326     2,148
     cost
     Unrecognized net obligation
     or (asset)
       at transition                (13,628)  (15,142)  (16,655)             12,120    12,928
     Acquisition of GenAm                                                    (7,823)
     employees
                                    --------  --------  --------   -------   --------  --------
     Prepaid (accrued) benefit      18,313
     cost
     Additional minimum liability   (22,549)

                                    --------  --------  --------   -------   --------  --------
     Prepaid benefit cost/

       (accrued benefit             (4,236)   23,032    24,127     (36,273)  (29,579)  (14,512)
     liability)
     Intangible asset                2,727
     Accumulated other
     comprehensive
       income adjustments           19,822
                                    --------  --------  --------   -------   --------  --------
     Net amount recognized        $ 18,313  $ 23,032  $ 24,127  $  (36,273$  (29,579)$ (14,512)
                                    ========  ========  ========   =======   ========  ========



     Components of net periodic
     benefit cost

     Service cost                 $  8,977  $  8,093  $  7,062  $  3,516  $  3,331   $ 2,305
     Interest cost                  11,406     9,718     9,475     3,138     3,303     2,167
     Expected return on plan        (14,782)  (15,276)  (17,567)
     assets
     Amortization of transition     (1,514)   (1,514)   (1,514)      808       808       808
     obligation
     Amortization of
     unrecognized prior
       service cost                    632       541       541       161       645       162
     Amortization of unrecognized

       prior service cost - GenAm                                             (484)
     Amortization of gain from
     earlier

       periods                                  (467)     (879)                172        34
                                    --------  --------  --------   -------   --------  --------
     Net periodic (benefit) cost  $  4,719  $  1,095  $ (2,882) $  7,623  $  7,775   $ 5,476
                                    ========  ========  ========   =======   ========  ========

     Weighted-average

     assumptions as

     of December 31

     Discount rate                    6.75%     7.25%     7.50%      6.75%     7.25%     7.50%
     Expected return on plan          8.00%     8.00%     9.25%      8.00%     8.00%     9.25%
     assets

     Rate of compensation            3.92%      4.00%     5.00%    3.92%       4.00%     5.00%
     increase

      The Company-sponsored post-retirement medical plan (medical plan) provides health benefits to retired employees. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company's policy is to fund the cost of the medical plan benefits in amounts determined at the discretion of management. The Company made no contributions to this plan in 2002, 2001, or 2000.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed and that the rate would gradually decrease to a level of 5.25% by 2011. Additionally, it was assumed that the Company's cost for retirees eligible for health care benefits under Medicare would be limited to an increase of 3% starting in 2003, due to a plan change. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-Percentage        1-Percentage
                                                               Point               Point
                                                              Increase            Decrease
                                                          -----------------   -----------------
     Increase (decrease) on total of service and
       interest cost on components                     $          1,506    $         (1,166)
     Increase (decrease) on post-retirement benefit
       obligation                                                 2,221              (1,907)

      The Company sponsors a defined contribution 401(k) retirement plan which provides eligible participants with the opportunity to defer up to 15% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions. For employees hired after January 1, 1999, the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 2002, 2001, and 2000 totaled $7,257, $7,773, and $6,130, respectively.

      The Company has a deferred compensation plan providing key executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses, and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. Participant deferrals, which are reflected in other liabilities, are $20,606 and $20,033 as of December 31, 2002 and 2001, respectively. The participant deferrals earn interest at 7.3% at December 31, 2002, based on the average ten-year composite government securities rate plus 1.5%. The interest expense related to the plan for the years ending December 31, 2002, 2001, and 2000 was $1,459, $1,434, and $1,358, respectively.

      The Company also provides a supplemental executive retirement plan to certain key executives. This plan provides key executives with certain benefits upon retirement, disability, or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The expense for this plan for 2002, 2001, and 2000 was $2,527, $2,726, and $3,023,
      respectively. The total liability of $20,037 and $20,881 as of December 31, 2002 and 2001 is included in other liabilities.

11. FEDERAL INCOME TAXES

      The following is a reconciliation between the federal income tax rate and the Company's effective income tax rate:

                                                        2002          2001         2000
                                                     -----------   -----------   ----------
     Federal tax rate                                     35.0  %       35.0  %       35.0 %
     Reduction in tax contingency                         (3.3)
     Investment income not subject
        to federal tax                                    (1.3)         (1.7)         (0.9)
     Other, net                                            1.1          (0.3)
                                                     -----------   -----------   ----------
     Total                                                31.5  %       33.0  %       34.1 %
                                                     ===========   ===========   ==========

      The Company has reduced its liability for tax contingencies due to the completion of the 1994 - 1996 Internal Revenue Service examination. The amount released was $13,810; however, $4,000 of the release was attributable to participating policyholders and therefore, had no affect on the net income of the Company since that amount was credited to the provision for policyholders' share of earnings on participating business in the accompanying 2002 statement of income.

      Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                   2002                        2001
                                        ---------------------------  --------------------------
                                         Deferred       Deferred      Deferred      Deferred
                                            Tax           Tax            Tax           Tax
                                           Asset       Liability        Asset       Liability
                                        ------------  -------------  ------------  ------------
     Policyholder reserves            $   231,679   $              $   219,227   $
     Deferred policy acquisition costs                    94,018                       96,567
     Deferred acquisition cost
       proxy tax                          109,779                      119,052
     Investment assets                                   149,958                       67,136
     Other                                                26,276                       61,636
                                        ------------  -------------  ------------  ------------
          Total deferred taxes        $   341,458   $    270,252   $   338,279   $    225,339
                                        ============  =============  ============  ============

      Amounts included for investment assets above include $86,907 and $40,122 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 2002 and 2001, respectively.

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

12. OTHER COMPREHENSIVE INCOME

      Other comprehensive income for the year ended December 31, 2002 is summarized as follows:

                                                 Before-Tax     Tax (Expense)     Net-of-Tax
                                                   Amount        or Benefit         Amount
                                               ---------------  --------------   --------------
     Unrealized gains on available-for-sale securities:
        Net changes during the year related
     to cash flow hedges                     $      (7,486)   $       2,620   $       (4,866)
        Unrealized holding gains (losses)
     arising during the period                     192,079          (67,290)         124,789
        Less:  reclassification adjustment
     for (gains) losses realized in net income      (8,004)           2,802           (5,202)
                                               ---------------  --------------   --------------
        Net unrealized gains                       176,589          (61,868)         114,721
     Reserve and  DAC adjustment                   (42,681)          14,953          (27,728)
                                               ---------------  --------------   --------------
                                               ---------------  --------------   --------------
     Net unrealized gains (losses)           $     133,908    $     (46,915)  $       86,993
                                               ---------------  --------------   --------------
                                               ---------------  --------------   --------------
     Minimum pension liability adjustment          (19,822)           6,938          (12,884)
                                               ---------------  --------------   --------------
        Other comprehensive income                 114,086          (39,977)          74,109
                                               ===============  ==============   ==============

      Other comprehensive income for the year ended December 31, 2001 is summarized as follows:
                                                 Before-Tax     Tax (Expense)     Net-of-Tax
                                                   Amount        or Benefit         Amount
     ========================================  ---------------  --------------   --------------
     Unrealized gains on available-for-sale
     securities:
        Net changes during the year related
     to cash flow hedges                     $      12,637    $      (4,423)  $        8,214
        Unrealized holding gains (losses)
     arising during the period                     112,544          (39,397)          73,147
        Less:  reclassification adjustment
     for (gains) losses realized in net            (15,912)           5,569          (10,343)
     income
                                               ---------------  --------------   --------------
        Net unrealized gains                       109,269          (38,251)          71,018
     Reserve and  DAC adjustment                   (43,358)          15,175          (28,183)
     ========================================  ---------------  --------------   --------------
       Other comprehensive income            $      65,911    $     (23,076)  $       42,835
                                               ===============  ==============   ==============

      Other comprehensive income for the year ended December 31, 2000 is summarized as follows:
                                                 Before-Tax     Tax (Expense)     Net-of-Tax
                                                   Amount        or Benefit         Amount
     ========================================  ---------------  --------------   --------------
     Unrealized gains on available-for-sale
     securities:
        Unrealized holding gains (losses)
     arising during the period               $     204,274    $     (71,495)  $      132,779
        Less:  reclassification adjustment
     for (gains) losses realized in net income       9,436           (3,303)           6,133
                                               ---------------  --------------   --------------
        Net unrealized gains (losses)              213,710          (74,798)         138,912
     Reserve and  DAC adjustment                   (31,352)          10,973          (20,379)
     ========================================  ---------------  --------------   --------------
       Other comprehensive income            $     182,358    $     (63,825)  $      118,533
                                               ===============  ==============   ==============

13. STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS, AND OTHER MATTERS

      At December 31, 2002 and 2001, the Company has 1,500 authorized shares each of Series A, Series B, Series C and Series D cumulative preferred stock; and 2,000,000 authorized shares of non-cumulative preferred stock.

      No dividends were paid on preferred stock in 2002, 2001, and 2000, respectively. Dividends of $170,573, $187,633, and $134,149 were paid on common stock in 2002, 2001, and 2000, respectively. Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.

      The maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado are subject to restrictions relating to statutory surplus and statutory net gain from operations. Statutory surplus and net gains from operations for GWL&A at December 31, 2002 were $1,292,292 and $208,194 [Unaudited], respectively. GWL&A should be able to pay up to $208,194 [Unaudited] of dividends in 2003.

      In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Colorado Division of Insurance required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification as modified by the Colorado Division of Insurance increased statutory net worth as of January 1, 2001, by approximately $105,760. (The modifications adopted by the Colorado Division of Insurance had no effect on statutory net worth).

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

15. STOCK OPTIONS

      The Parent has a stock option plan (the Lifeco plan) that provides for the granting of options on common shares of Lifeco to certain officers and employees of Lifeco and its subsidiaries, including the Company. Options may be awarded with exercise prices of no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options. As of December 31, 2002, 2001, and 2000, stock available for award to Company employees under the Lifeco plan aggregated 3,917,344, 3,278,331, and 4,808,047 shares.

      The plan provides for the granting of options with varying terms and vesting requirements. The majority of basic options under the plan vest and become exercisable twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of grant. Other basic options vest and become exercisable one-third per year commencing on various dates from December 31, 2000 to September 30, 2004, and expire ten years from the date of grant. Variable options granted to Company employees totaling 278,000 and 1,832,000 in 1998 and 1997, respectively, became exercisable, if certain cumulative financial targets were attained by the end of 2001. A total of 205,511 options vested and became exercisable. The exercise period runs from June 26, 2007. During 2000, the Company determined that it was probable that certain of these options would become exercisable and, accordingly, accrued compensation expense of $15,052 with a corresponding credit to additional paid-in capital as prescribed by AIN-APB 25. During 2001, the Company released $12,098 of this accrual when certain financial targets were not attained.

      Additional variable options granted in 2001, 2000, and 1998 totaling 80,000, 120,000 and 380,000 respectively, become exercisable if certain sales or financial targets are attained. During 2002, 2001, and 2000, 0, 7,750, and 13,250 of these options vested and accordingly, the Company recognized compensation expense of $0, $48, and $151, respectively. If exercisable, the exercise period expires ten years from the date of grant.

      The following table summarizes the status of, and changes in, Lifeco options granted to Company employees, which are outstanding and the weighted-average exercise price (WAEP) for 2002, 2001, and 2000. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                   2002                   2001                    2000
                           ---------------------  ----------------------  ---------------------
                            Options      WAEP      Options       WAEP      Options      WAEP
                           ----------  ---------  -----------  ---------  ----------   --------
     Outstanding, Jan. 1    6,398,149$   11.66     7,675,551 $    9.91    6,867,098 $     9.20
       Granted                174,500    22.16       947,500     22.28    1,386,503      14.88
       Exercised            1,359,491     7.16     1,534,568      5.87      451,300       7.74
       Expired or
         canceled             766,013    11.02       690,334     11.24      126,750      12.17
                           ----------  ---------  -----------  ---------  ----------   --------
     Outstanding, Dec 31    4,447,145$   13.66     6,398,149 $   11.66    7,675,551 $     9.91
                           ==========  =========  ===========  =========  ==========   ========

     Options
       exercisable

       at year-end          2,121,638$   11.67     2,602,480 $    8.08    3,077,998 $     7.11
                           ==========  =========  ===========  =========  ==========   ========

     Weighted average
       fair value of
       options granted
       during year       $    7.46              $    7.10               $    5.00
                           ==========             ===========             ==========

      The following table summarizes the range of exercise prices for outstanding Lifeco common stock options granted to Company employees at December 31, 2002:

                                       Outstanding                          Exercisable
     ==================  -----------------------------------------  ----------------------------
                                                        Average                       Average
         Exercise                         Average      Exercise                      Exercise
        Price Range         Options         Life         Price         Options         Price
     ------------------  --------------  -----------  ------------  --------------  ------------
     $5.37 - 7.13            696,076        3.55    $     5.43          696,076   $      5.43
     ==================
     $10.27 - 17.04        2,735,569        5.88    $    12.67        1,256,325   $     13.74
     ==================
     $21.70 - 23.66        1,015,500        8.79    $    21.96          169,237   $     21.94
     ==================

      Of the exercisable Lifeco options, 1,941,364 relate to fixed option grants and 180,274 relate to variable grants.

      Power Financial Corporation (PFC), which is the parent corporation of Lifeco, has a stock option plan (the PFC plan) that provides for the granting of options for common shares of PFC to key employees of PFC and its affiliates. Prior to the creation of the Lifeco plan in 1996, certain officers of the Company participated in the PFC plan in Canada.

      The following table summarizes the status of, and changes in, PFC options granted to Company officers, which remain outstanding and WAEP for 2002, 2001, and 2000. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                    2002                    2001                     2000
                           ----------------------  ----------------------   ----------------------
                            Options       WAEP      Options       WAEP       Options       WAEP
                           -----------  ---------  -----------   --------   -----------  ---------
     Outstanding,              70,000 $    2.16        70,000 $     2.29       285,054 $    3.23
     Jan.1,
       Exercised               70,000      2.21                                215,054      3.30
                           -----------  ---------  -----------   --------   -----------  ---------
     Outstanding, Dec               0 $    0.00        70,000 $     2.16        70,000 $    2.29
     31,
                           ===========  =========  ===========   ========   ===========  =========
     Options exercisable
       at year-end                  0 $    0.00        70,000 $     2.16        70,000 $    2.29
                           ===========  =========  ===========   ========   ===========  =========


      The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB 25 under which compensation expenses for stock options are generally not recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock option plan been determined based upon fair value at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by $2,364, $2,092, and $1,799, in 2002, 2001, and 2000,
      respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options granted in 2002, 2001, and 2000, respectively: dividend yields of 2.453%, 2.27%, and 2.44%, expected volatility of 31.67%, 28.56%, and 29.57%, risk-free interest rates of 5.125%, 5.30%, and 6.61% and expected lives of 7 years.

16. SEGMENT INFORMATION

      The Company has two reportable segments: Employee Benefits and Financial Services. The Employee Benefits segment markets group life and health to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to public and not-for-profit employers, corporations, and individuals and offers life insurance products to individuals and businesses. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels. Prior to 2002, the Employee Benefits segment marketed and administered corporate savings products (401(k) plans). In 2002 the Financial Services segment assumed responsibility for these products. The 2001 and 2000 segment information has been reclassified to account for this change.

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

      Summarized segment financial information for the year ended and as of December 31 was as follows:

      Year ended December 31, 2002

     Operations:                                 Employee         Financial
                                                 Benefits         Services          Total
     ========================================  --------------   --------------  ---------------
     Revenue:
        Premium income                       $     960,191   $      159,904   $   1,120,095
        Fee income                                 660,423          223,139         883,562
        Net investment income                       67,927          851,446         919,373
        Realized investment gains                    8,918           32,708          41,626
     ========================================  --------------   --------------  ---------------
     Total revenue                               1,697,459        1,267,197       2,964,656
     ========================================
     Benefits and Expenses:
     ========================================
        Benefits                                   761,481          831,272       1,592,753
     ========================================
        Operating expenses                         732,489          225,689         958,178
     ========================================  --------------   --------------  ---------------
     Total benefits and expenses                 1,493,970        1,056,961       2,550,931
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------

     Net operating income before income            203,489          210,236         413,725
     taxes

     Income taxes                                   67,194           63,012         130,206
     ========================================  --------------   --------------  ---------------
     Net income                              $     136,295   $      147,224   $     283,519
                                               ==============   ==============  ===============


     Assets:                                     Employee         Financial
                                                 Benefits         Services          Total
     ========================================  --------------   --------------  ---------------
     Investment assets                       $   1,492,350   $   13,064,464   $  14,556,814
     Other assets                                  607,250        1,156,343       1,763,593
     Separate account assets                                     11,338,376      11,338,376
                                               --------------   --------------  ---------------
     Total assets                            $   2,099,600   $   25,559,183   $  27,658,783
     ========================================  ==============   ==============  ===============


      Year ended December 31, 2001

     Operations:                                 Employee         Financial
                                                 Benefits         Services          Total
     ========================================  --------------   --------------  ---------------
     Revenue:
        Premium income                       $   1,033,886   $      169,753   $   1,203,639
        Fee income                                 713,297          233,958         947,255
        Net investment income                       65,537          869,482         935,019
        Realized investment gains                   15,638           31,187          46,825
     ========================================  --------------   --------------  ---------------
     Total revenue                               1,828,358        1,304,380       3,132,738
     ========================================
     Benefits and Expenses:

        Benefits                                   858,945          837,652       1,696,597
        Operating expenses                         775,022          246,112       1,021,134
     ========================================  --------------   --------------  ---------------
     Total benefits and expenses                 1,633,967        1,083,764       2,717,731
     Income taxes                                   67,790           73,409         141,199
     ========================================  --------------   --------------  ---------------
     Net income before special charges             126,601          147,207         273,808
     Special charges (net)                          80,900                           80,900
                                               --------------   --------------  ---------------
     Net income                              $      45,701   $      147,207   $     192,908
     ========================================  ==============   ==============  ===============

     Assets:                                     Employee         Financial
                                                 Benefits         Services          Total
     ========================================  --------------   --------------  ---------------
     Investment assets                       $   1,081,442   $   13,159,007   $  14,240,449
     Other assets                                  794,889        1,201,373       1,996,262
     Separate account assets                                     12,584,661      12,584,661
                                               --------------   --------------  ---------------
     Total assets                            $   1,876,331   $   26,945,041   $  28,821,372
     ========================================  ==============   ==============  ===============

      Year ended December 31, 2000

     Operations:                                 Employee         Financial
                                                 Benefits         Services          Total
     ========================================  --------------   --------------  ---------------
     Revenue:

        Premium income                       $   1,142,319   $      190,247   $   1,332,566
        Fee income                                 648,329          223,298         871,627
        Net investment income                       70,967          854,152         925,119
        Realized investment gains (losses)          (2,998)          31,281          28,283
     ========================================  --------------   --------------  ---------------
     Total revenue                               1,858,617        1,298,978       3,157,595
     ========================================
     Benefits and Expenses:

        Benefits                                   914,730          831,142       1,745,872
        Operating expenses                         780,292          238,239       1,018,531
     ========================================  --------------   --------------  ---------------
     Total benefits and expenses                 1,695,022        1,069,381       2,764,403
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------


     Net operating income before income            163,595          229,597         393,192
     taxes
     Income taxes                                   57,086           76,974         134,060
     ========================================  --------------   --------------  ---------------
     Net income                              $     106,509   $      152,623   $     259,132
                                               ==============   ==============  ===============


      The following table, which summarizes premium and fee income by segment, represents supplemental information.

                                                  2002             2001            2000
     =======================================  --------------  ---------------  --------------
     Premium Income:
        Employee Benefits
            Group Life & Health             $     960,191   $   1,033,886    $   1,142,319
                                              --------------  ---------------  --------------
                 Total Employee Benefits          960,191       1,033,886        1,142,319
     =======================================  --------------  ---------------  --------------
                                              --------------  ---------------  --------------
        Financial Services

            Savings                                 1,382           8,429            7,253
            Individual Insurance                  158,423         161,227          182,957
            401(K)                                     99              97               37
                                              --------------  ---------------  --------------
                 Total Financial Services         159,904         169,753          190,247
     =======================================  --------------  ---------------  --------------
     Total premium income                   $   1,120,095   $   1,203,639    $   1,332,566
     =======================================  ==============  ===============  ==============

     Fee Income:
        Employee Benefits

            Group Life & Health
              (uninsured plans)             $     660,423   $     713,297    $     648,329
                                              --------------  ---------------  --------------
                 Total Employee Benefits          660,423         713,297          648,329
     =======================================  --------------  ---------------  --------------
                                              --------------  ---------------  --------------
        Financial Services

            Savings                               117,952         119,793          111,201
            Individual Insurance                   18,152          17,888            8,117
            401(k)                                 87,035          96,277          103,980
                                              --------------  ---------------  --------------
                                              --------------  ---------------  --------------
                 Total Financial Services         223,139         233,958          223,298
     =======================================  --------------  ---------------  --------------
     Total fee income                       $     883,562   $     947,255    $     871,627
                                              ==============  ===============  ==============

17. OBLIGATIONS RELATING TO DEBT AND LEASES:

     The Company enters into operating leases primarily for office space. As of December 31, 2002, minimum annual rental commitments on operating leases having initial or remaining non-cancellable lease terms in excess of one year during the years 2003 through 2007 were $26,323.4, $23,525.5, $22,069.9, $20,584.4 and $15,443.2, respectively, with $33,105.2 in minimum commitments thereafter.

                            2003        2004       2005        2006        2007      Thereafter
                           --------   ---------   --------    --------    --------   ----------
     Subordinated
       debentures       $           $           $          $           $           $  175,000.0
     Related party
       notes                                                  25,000.0
     Operating leases      26,323.4   23,525.5    22,069.9    20,584.4    15,443.2     33,105.2
                           --------   ---------   --------    --------    --------   ----------
     Total contractual
       obligations      $  26,323.4 $ 23,525.5  $ 22,069.9 $  45,584.4 $  15,443.2 $  208,105.2
                           ========   =========   ========    ========    ========   ==========

18. COMMITMENTS AND CONTINGENCIES

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

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      IDENTIFICATION OF DIRECTORS

                                            Served as
                                             Director           Principal Occupation(s)
              Director              Age       from:               for last Five Years
       ------------------------    ------   -----------   -------------------------------------

       James Balog                  74         1993       Company Director


       James W. Burns, O.C.         73         1991       Director Emeritus, Power Corporation
       (2)

       Orest T. Dackow              66         1991       Company Director since April 2000;
       (2)                                                  previously President and Chief
                                                            Executive Officer, Great-West
                                                            Lifeco

       Andre Desmarais              46         1997       President and Co-Chief Executive
       (2)(3)                                               Officer, Power Corporation; Deputy
                                                            Chairman, Power Financial

       Paul Desmarais, Jr.          48         1991       Chairman and Co-Chief Executive
       (2)(3)                                               Officer, Power Corporation;
                                                          Chairman,
                                                            Power Financial

       Robert Gratton               59         1991       Chairman of the Board of the Company;
       (2)                                                  President and Chief Executive Officer,
                                                            Power Financial; Chairman of the Boards
                                                            of Great-West Lifeco, Great-West Life,
                                                            London Insurance Group Inc.and London
                                                            Life Insurance Company

       Kevin P. Kavanagh            70         1986       Company Director; Chancellor, Brandon
       (1)(2)                                               University

       William Mackness             64         1991       Company Director


       William T. McCallum          60         1990       President and Chief Executive Officer of
       (2)                                                  the Company; Co-President and Chief
                                                            Executive Officer, Great-West Lifeco

       Jerry E.A. Nickerson         66         1994       Chairman of the Board, H.B. Nickerson
       (1)(2)                                               & Sons Limited (a management and
                                                            holding company)

       The Honourable               65         1991       Vice Chairman, Power Corporation;
       P. Michael Pitfield,                                 Member of the Senate of Canada
       P.C., Q.C.   (2)

       Michel Plessis-Belair,       60         1991       Vice Chairman and Chief Financial
       F.C.A.   (1)(2)                                      Officer, Power Corporation; Executive
                                                            Vice President and Chief Financial
                                                            Officer, Power Financial

       Brian E. Walsh               49         1995       Managing Partner, QVan Capital,
       (1)                                                LLC (a merchant banking company)


        (1)Member of the Audit Committee
        (2)Also a director of Great-West Life

        (3)Mr. Andre Desmarais and Mr. Paul Desmarais, Jr. are brothers.

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

        J.Balog Transatlantic Holdings, Inc. Phoenix Investment Partners Phoenix Euclid Fund

        P.Desmarais, Jr.        SUEZ
                                TotalFinaElf

        W.T.McCallum            Maxim Series Fund, Inc. Orchard Series Fund
                                Variable Annuity Account A

        B.E.Walsh               Offshore Systems Inc.

B.      IDENTIFICATION OF EXECUTIVE OFFICERS

                                            Served as
                                            Executive
                                             Officer            Principal Occupation(s)
          Executive Officer         Age       from:               for last Five Years
       ------------------------    ------   -----------   -------------------------------------
       William T. McCallum          60         1984       President and Chief Executive Officer
        President and Chief                                 of the Company and GWL&A Co-
         Executive Officer                                  President and Chief Executive Officer,
                                                            Great-West Lifeco

       Mitchell T.G. Graye          47         1997       Executive Vice President and Chief
         Executive Vice                                     Financial Officer of the Company and
         President and Chief                                GWL&A
         Financial Officer

       D. Craig Lennox              55         1984       Senior Vice President, General Counsel
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

ITEM 11.EXECUTIVE COMPENSATION

A.      SUMMARY COMPENSATION TABLE

        The executive officers of the Company do not receive any remuneration for their service as executive officers of the Company.

        The following table sets out all compensation paid by GWL&A to the individuals who were, at December 31, 2002, the Chief Executive Officer and the other four most highly compensated executive officers of GWL&A (collectively the Named Executive Officers) for the three most recently completed fiscal years.

        --------------------------------------------------------------------------------------
                                                                                Long-term
                                                    Annual Compensation       Compensation
                                                                                 Awards
        --------------------------------------------------------------------------------------
                  Name and              Year      Salary        Bonus          Options(1)
             Principal Position                     ($)          ($)               (#)
        ----------------------------- ---------- ---------- --------------- ------------------
        W.T. McCallum                   2002      880,000        ---               ---
        President and Chief             2001      880,000        ---               ---
        Executive Officer               2000      871,500        ---             450,001
        ----------------------------- ---------- ---------- --------------- ------------------
        D.L. Wooden                     2002      550,000      343,750             ---
        Executive Vice President        2001      525,000      393,750             ---
        Financial Services              2000      475,000      356,250           200,001
        ----------------------------- ---------- ---------- --------------- ------------------
        M.T.G. Graye                    2002      457,000      237,500             ---
        Executive Vice President        2001      415,000        75,000(2)        40,000
        Chief Financial Officer         2000      375,000      253,200           125,001
        ----------------------------- ---------- ---------- --------------- ------------------
        Charles P. Nelson               2002      312,000      181,900             ---
        President                       2001      300,000      150,000            60,000
        BenefitsCorp                    2000      270,400      202,435             ---
        ----------------------------- ---------- ---------- --------------- ------------------
        R.F. Rivers(3)                  2002     185,600(4)   225,000(5)         120,000
        Executive Vice President        2001        ---          ---               ---
        Employee Benefits               2000        ---          ---               ---
        ----------------------------- ---------- ---------- --------------- ------------------


        (1)The options set out are options for common shares of Great-West Lifeco that are granted by Great-West Lifeco pursuant to the Great-West Lifeco Stock Option Plan (Lifeco Options). Lifeco Options become exercisable on specified dates and expire ten years after the date of the grant.

        (2)Special bonus paid in 2002, for performance in 2001.

        (3)Mr. Rivers became an employee and senior officer of the Company effective August 19, 2002.

        (4)Mr. Rivers' annualized salary for 2002 was $500,000.

        (5)Amount represents a one time bonus incident to Mr. Rivers' commencement of employment.

B.      OPTIONS

        The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Great-West Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.58.

        OPTION GRANTS IN LAST FISCAL YEAR

       -------------------------------------------------------------------------------------------

                                                                          Potential realized value
                                                                          at assumed annual rates
                                Individual Grants                             of stock price
                                                                             appreciation for
                                                                                option term
       -------------------------------------------------------------------------------------------
                                    Percentage
                                     of total
                                      options
                                    granted to   Exercise
                          Options    employees   or base
                          Granted    in fiscal    price     Expiration        5%          10%
             Name           (#)        year      ($/share)     date          ($)          ($)
       ----------------- ---------- ------------ --------- -------------- ----------- ------------
       R.F. Rivers        120,000      68.77       21.77   Aug. 19, 2012  1,642,912    4,163,382
       ----------------- ---------- ------------ --------- -------------- ----------- ------------



        Prior to April 24, 1996, the Named Executive Officers participated in the Power Financial Employee Share Option Plan pursuant to which options to acquire common shares of Power Financial (PFC Options) were granted. The following table describes all PFC Options exercised in 2002, and all unexercised PFC Options held as of December 31, 2002, by the Named Executive Officers. PFC Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.58.

        AGGREGATED PFC OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                    OPTION VALUES

       ------------------------------------------------------------------------------------------
                                                                        Value of unexercised in-
                                                                          the-money options at
                                              Unexercised options at        fiscal year-end
                                                  fiscal year-end
                                                        (#)                      ($)
       ------------------------------------------------------------------------------------------
                         Shares
                        acquired
                           on       Value
                        exercise   Realized   Exercisable Unexercisable Exercisable Unexercisable
            Name          (#)        ($)
       ---------------- --------- ----------- ----------- ------------- ----------- -------------
       M.T.G. Graye       70,000   1,540,180
       ---------------- --------- ----------- ----------- ------------- ----------- -------------


        Commencing April 24, 1996, the Named Executive Officers began participating in the Great-West Lifeco Stock Option Plan. The following table describes all Lifeco Options exercised in 2002, and all unexercised Lifeco Options held as of December 31, 2002, by the Named Executive Officers. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.58.

      AGGREGATED LIFECO OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                    OPTION VALUES

       --------------------------------------------------------------------------------------------
                                                                       Value of unexercised in-the-
                                              Unexercised options at     money options at fiscal
                                                  fiscal year-end             year-end
                                                        (#)                      ($)
       --------------------------------------------------------------------------------------------
                         Shares
                        acquired
                           on       Value
                        exercise   Realized   Exercisable  Unexercisable Exercisable Unexercisable
            Name          (#)        ($)
       ---------------- --------- ----------- -----------  ------------- ----------- -------------
       W.T. McCallum     380,800   6,992,018    629,200       40,000      7,011,057     382,873
       ---------------- --------- ----------- -----------  ------------- ----------- -------------
       D.L. Wooden         0          0         246,667      133,334      3,026,320   1,264,037
       ---------------- --------- ----------- -----------  ------------- ----------- -------------
       M.T.G. Graye        0          0         196,067      118,934      2,964,820     873,055
       ---------------- --------- ----------- -----------  ------------- ----------- -------------
       C.P. Nelson         0          0          84,000       48,000        797,572      90,195
       ---------------- --------- ----------- -----------  ------------- ----------- -------------
       R.F. Rivers         0          0           0         120,000        0         216,668
       -------------------------------------------------------------------------------------------



C.      PENSION PLAN TABLE

        The following table sets out the pension benefits payable to the Named Executive Officers.

                                          PENSION PLAN TABLE

        ---------------- ----------------------------------------------------------------------
                                                   Years of Service

                         ----------------------------------------------------------------------

         Remuneration

              ($)             15            20             25            30            35
        ---------------- ------------- -------------- ------------- ------------- -------------
            400,000         120,000       160,000        200,000        240,000       240,000
        ---------------- ------------- -------------- ------------- ------------- -------------
            500,000         150,000       200,000        250,000        300,000       300,000
        ---------------- ------------- -------------- ------------- ------------- -------------
            600,000         180,000       240,000        300,000        360,000       360,000
        ---------------- ------------- -------------- ------------- ------------- -------------
            700,000         210,000       280,000        350,000        420,000       420,000
        ---------------- ------------- -------------- ------------- ------------- -------------
            800,000         240,000       320,000        400,000        480,000       480,000
        ---------------- ------------- -------------- ------------- ------------- -------------
            900,000         270,000       360,000        450,000        540,000       540,000
        ---------------- ------------- -------------- ------------- ------------- -------------
          1,000,000         300,000       400,000        500,000        600,000       600,000
        ---------------- ------------- -------------- ------------- ------------- -------------


        The Named Executive Officers have the following years of service, as of December 31, 2002.

        -------------------------------------------- ------------------------------------------
                           Name                                  Years of Service

        -------------------------------------------- ------------------------------------------
        W.T. McCallum                                                   37

        -------------------------------------------- ------------------------------------------
        D.L. Wooden                                                     12

        -------------------------------------------- ------------------------------------------
        M.T.G. Graye                                                     9

        -------------------------------------------- ------------------------------------------
        C.P. Nelson                                                     19

        -------------------------------------------- ------------------------------------------
        R.F. Rivers                                                      1

        -------------------------------------------- ------------------------------------------


        W.T. McCallum is entitled, upon election, to receive the benefits shown, with remuneration based on the average of the highest 36 consecutive months of compensation during the last 84 months of employment. For D.L. Wooden, M.T.G. Graye, C.P. Nelson, and R.F. Rivers, the benefits shown are payable upon the attainment of age 62, and remuneration is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. The normal form of pension is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis. The benefits listed in the table are subject to deduction for social security and other retirement benefits.

D.      COMPENSATION OF DIRECTORS

        The directors of the Company do not receive any remuneration for their services as directors of the Company. Each director of the Company is also a director of GWL&A. The following sets out remuneration paid by GWL&A to its directors during 2002. For each director of the Company who is not also a director of Great-West Life, the Company pays an annual fee of $22,500, and a meeting fee of $1,500 for each meeting of the Board of Directors or a committee thereof attended. For each director of the Company who is also a director of Great-West Life, the Company pays a meeting fee of $1,500 for each meeting of the Board of Directors, or a committee thereof, attended that is not coincident with a Great-West Life meeting. At their option, in lieu of cash payments, directors may receive deferred share units under The Great-West Life Assurance Company Deferred Share Unit Plan. In addition, all directors are reimbursed for incidental expenses.

        The above amounts are paid in the currency of the country of residence of the director.

E.      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Executive compensation is determined by the Company's Board of Directors. W.T. McCallum, President and Chief Executive Officer of the Company, is a member of the Board of Directors. Mr. McCallum participated in executive compensation matters generally but was not present when his own compensation was discussed or determined.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        Set forth below is certain information, as of March 1, 2003, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

        (1)100% of the Company's 7,032,000 outstanding common shares are owned by GWL&A Financial Inc., 8515 East Orchard Road, Greenwood Village, Colorado 80111.

        (2)100% of the outstanding common shares of GWL&A Financial Inc. are owned by GWL&A Financial (Nova Scotia) Co., Suite 800, 1959 Upper Water Street, Halifax, Nova Scotia, Canada B3J 2X2.

        (3)100% of the outstanding common shares of GWL&A Financial (Nova Scotia) Co. are owned by GWL&A Financial (Canada) Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

        (4)100% of the outstanding common shares of GWL&A Financial (Canada) Inc. are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

        (5)82.9% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

        (6)67.4% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

        (7)100% of the outstanding common shares of 171263 Canada Inc. are owned by 2795957 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

        (8)100% of the outstanding common shares of 2795957 Canada Inc. are owned by Power Corporation of Canada, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

        (9) Mr. Paul Desmarais, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, through a group of private holding companies, which he controls, has voting control of Power Corporation of Canada.

        As a result of the chain of ownership described in paragraphs (1) through (9) above, each of the entities and persons listed in paragraphs
        (1) through (9) would be considered under Rule 13d-3 of the Exchange Act to be a "beneficial owner" of 100% of the outstanding voting securities of the Company.

B.      SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets out the number of equity securities, and exercisable options (including options that will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of December 31, 2002, by
        (i) the directors of the Company; (ii) the Named Executive Officers; and
        (iii) the directors and executive officers of the Company as a group.

        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.                Corporation           of Canada
        --------------------- ---------------------- ---------------------- -------------------
             Directors                 (1)                    (2)                  (3)
        --------------------- ---------------------- ---------------------- -------------------
        J. Balog
        --------------------- ---------------------- ---------------------- -------------------
        J.W. Burns                   153,659                 8,000              385,640
                                                                                200,000 options
        --------------------- ---------------------- ---------------------- -------------------
        O.T. Dackow                   82,892
                                     100,000 options
        --------------------- ---------------------- ---------------------- -------------------
        A. Desmarais                  51,659                21,600              146,999
                                                                              1,946,500 options
        --------------------- ---------------------- ---------------------- -------------------
        P. Desmarais, Jr.             43,659                                      5,698
                                                                              1,821,500 options
        --------------------- ---------------------- ---------------------- -------------------
        R. Gratton                   332,496               310,000               12,965
                                                         5,880,000 options
        --------------------- ---------------------- ---------------------- -------------------
        K.P. Kavanagh                 10,052
        --------------------- ---------------------- ---------------------- -------------------
        W. Mackness
        --------------------- ---------------------- ---------------------- -------------------
        W.T. McCallum                216,193                19,500
                                     629,200 options
        --------------------- ---------------------- ---------------------- -------------------
        J.E. A. Nickerson                                    4,000                 4,000
        --------------------- ---------------------- ---------------------- -------------------
        P.M. Pitfield                 46,200                67,800                60,000
                                                                                 269,000 options
        --------------------- ---------------------- ---------------------- -------------------
        M. Plessis-Belair             20,000                3,000                 20,199
                                                                                 347,125 options
        --------------------- ---------------------- ---------------------- -------------------
        B.E. Walsh                                                                 1,000
        --------------------- ---------------------- ---------------------- -------------------


        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.
                                                          Corporation           of Canada

        --------------------- ---------------------- ---------------------- -------------------
           Directors and               (1)                    (2)                  (3)
         Executive Officers
             as a Group

        --------------------- ---------------------- ---------------------- -------------------
                                   1,116,866              575,100                636,501
                                     997,267 options    5,880,000 options      4,584,125 options
        --------------------- ---------------------- ---------------------- -------------------


        (1)All holdings are common shares, or where indicated, exercisable options for common shares, of Great-West Lifeco Inc.

        (2)All holdings are common shares, or where indicated, exercisable options for common shares, of Power Financial Corporation.

        (3)All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares, of Power Corporation of Canada.

        The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.8% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 1.8% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding.

        The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by A. Desmarais represents 1% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 2.5% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

        None of the remaining holdings set out above exceeds 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.                               CONTROLS AND PROCEDURES

        Based on their evaluation as of January 22, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures are effective in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) accumulated, processed and reported in a timely manner; and (ii) communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

        The Chief Executive Officer and Chief Financial Officer hereby confirm that, since the date of their evaluation on January 22, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The documents identified below are filed as a part of this report:

A.      INDEX TO FINANCIAL STATEMENTS

                                                                       Page

                                                                    ----------
        Independent Auditors' Report on Consolidated Financial
          Statements for the Years Ended December 31, 2002,
          2001, and 2000............................................

        Consolidated Balance Sheets as of December 31, 2002 and
        2001........................................................

        Consolidated Statements of Income for the Years Ended
        December 31, 2002, 2001, and 2000...........................

        Consolidated Statements of Stockholder's Equity for the
        Years Ended December 31, 2002, 2001, and 2000...............

        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2002, 2001, and 2000...........................

        Notes to Consolidated Financial Statements for the Years
        Ended December 31, 2002, 2001, and 2000.....................

        All schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

B.      INDEX TO EXHIBITS

          Exhibit Number                          Title                             Page
        -------------------    --------------------------------------------    ----------------
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

                21             Subsidiaries of GWL&A Financial Inc. filed herewith.

                24             Directors' Powers of Attorney

                24             Directors' Powers of Attorney filed as Exhibit 24
                                 to Registrant's Form 10-K for the year ended
                                 December 31, 1999.


C.      REPORTS ON FORM 8-K

        A report on Form 8-K, dated October 29, 2002, was filed disclosing Great-West Lifeco's third quarter results.

        A report on Form 8-K, dated January 30, 2003, was filed disclosing Great-West Lifeco's year-end results.

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

    Date:      March 28, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Signature and Title                                 Date
          ----------------------------------------------------------------    -----------------

    /s/   William T. McCallum                                                  March 28, 2003
          ----------------------------------------------------------------
          William T. McCallum
          President and Chief Executive Officer and a Director

    /s/   Mitchell T.G. Graye                                                  March 28, 2003
          ----------------------------------------------------------------
          Mitchell T.G. Graye
          Executive Vice President and Chief Financial Officer

    /s/   Glen R. Derback                                                      March 28, 2003
          ----------------------------------------------------------------
          Glen R. Derback
          Vice President and Controller

    /s/   James Balog *                                                        March 28, 2003
          ----------------------------------------------------------------
          James Balog, Director

    /s/   James W. Burns *                                                     March 28, 2003
          ----------------------------------------------------------------
          James W. Burns, Director

    /s/   Orest T. Dackow *                                                    March 28, 2003
          ----------------------------------------------------------------
          Orest T. Dackow, Director

    /s/   Andre Desmarais *                                                    March 28, 2003
          ----------------------------------------------------------------
          Andre Desmarais, Director

    /s/   Paul Desmarais, Jr. *                                                March 28, 2003
          ----------------------------------------------------------------
          Paul Desmarais, Jr., Director

    /s/   Robert Gratton *                                                     March 28, 2003
          ----------------------------------------------------------------
          Robert Gratton, Director

    /s/   Kevin P. Kavanagh *                                                  March 28, 2003
          ----------------------------------------------------------------
          Kevin P. Kavanagh, Director

    /s/   William Mackness *                                                   March 28, 2003
          ----------------------------------------------------------------
          William Mackness, Director

    /s/   Jerry E.A. Nickerson *                                               March 28, 2003
          ----------------------------------------------------------------
          Jerry E.A. Nickerson, Director

                                                                                (Continued)


    /s/   P. Michael Pitfield *                                                March 28, 2003
          ----------------------------------------------------------------
          P. Michael Pitfield, Director

    /s/   Michel Plessis-Belair *                                              March 28, 2003
          ----------------------------------------------------------------
          Michel Plessis-Belair, Director

    /s/   Brian E. Walsh *                                                     March 28, 2003
          ----------------------------------------------------------------
          Brian E. Walsh, Director

    /s/   D. Craig Lennox                                                      March 28, 2003
          ----------------------------------------------------------------
          D. Craig Lennox
          *Attorney-in-fact pursuant to filed Power of Attorney


CERTIFICATIONS

I, William T. McCallum, certify that:

1. I have reviewed this annual report on Form 10-K of GWL&A Financial Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                   /s/ William T. McCallum
                                       --------------------------------------
                                       William T. McCallum
                                       President and Chief Executive Officer

CERTIFICATIONS

I, Mitchell T.G. Graye, certify that:

1. I have reviewed this annual report on Form 10-K of GWL&A Financial Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                   /s/ Mitchell T.G. Graye
                                       --------------------------------------
                                       Mitchell T.G. Graye
                                       Executive Vice President
                                       and Chief Financial Officer

                                  Certification

                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

        Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of GWL&A Financial Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

        The Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:         March 28, 2003       /s/ William T. McCallum
                                    __________________________________________
                                    William T. McCallum
                                    President and Chief Executive Officer



Dated:         March 28, 2003       /s/ Mitchell T.G. Graye
                                    __________________________________________
                                    Mitchell T.G. Graye
                                    Executive Vice President
                                    and Chief Financial Officer

        The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-K or as a separate disclosure document.

                                   EXHIBIT 21

                      SUBSIDIARIES OF GWL&A FINANCIAL INC.

                                                              JURISDICTION OF
                                                              INCORPORATION OR
SUBSIDIARY                                                    ORGANIZATION
----------                                                    ------------

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