Form 10-Q
period 2003-03-31
GWL&A FINANCIAL INC
filed 2003-05-14
CIK 1070940

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2003
                                 -----------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                     to
                                  --------------          ----------------

Commission file number                                       333-64473
                                                          ----------------

                              GWL&A FINANCIAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

         Colorado                                          84-1474245
---------------------------------      ----------------------------------------
(State or other jurisdiction of
 incorporation or organization)        (I.R.S. Employer Identification Number)


                           8515 East Orchard Road, Greenwood Village, CO 80111
                          -----------------------------------------------------
                                  (Address of principal executive offices)
                                                (Zip Code)

                                             (303) 737-4128
                          -----------------------------------------------------
                           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes             X             No
             -----------------           -----------------

Indicate by check mark whether the registrant is an accelerated filer as defined in ss.240.12(b)-2 of this chapter.

    Yes                           No            X
             -----------------           -----------------

The public may read and copy any of the registrant's reports filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street NW, Washington DC 20549, telephone 1-800-SEC-0330 or online at (http://www.sec.gov).

As of May 1, 2003, 50,025 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

                                TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION                                                                            Page
                                                                                                           -----------

             Item 1   Financial Statements                                                                     3

                      Consolidated Statements of Income                                                        3

                      Consolidated Balance Sheets                                                              4

                      Consolidated Statements of Cash Flows                                                    6

                      Consolidated Statements of Stockholder's Equity                                          8

                      Notes to Consolidated Financial Statements                                               9

             Item 2   Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                            11

             Item 3   Quantitative and Qualitative Disclosures About Market Risk                               18

             Item 4   Controls and Procedures                                                                  19

Part II      OTHER INFORMATION                                                                                 20

             Item 1   Legal Proceedings                                                                        20

             Item 6   Exhibits and Reports on Form 8-K                                                         20

             Signature                                                                                         20

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]
================================================================================
[Unaudited]

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                  -----------------------------------
                                                                                       2003                2002
                                                                                  ---------------     ---------------
REVENUES:
  Premium income                                                               $        273,903   $         289,521
  Fee income                                                                            215,874             226,744
  Net investment income                                                                 214,632             227,920
  Net realized gains on
   Investments                                                                           26,315               6,241
                                                                                  ---------------     ---------------

                                                                                        730,724             750,426
                                                                                  ---------------     ---------------

BENEFITS AND EXPENSES:
  Life and other policy benefits (net of reinsurance
   recoveries totaling $5,737 and $13,767 )                                             187,407             210,328
  Increase in reserves                                                                   53,012              39,594
  Interest paid or credited to contractholders                                          114,677             125,900
  Provision for policyholders' share of earnings
   on participating business                                                              2,361                 929
  Dividends to policyholders                                                             24,803              24,202
                                                                                  ---------------     ---------------

                                                                                        382,260             400,953
                                                                                  ---------------     ---------------

  Commissions                                                                            39,900              39,437
  Operating expenses                                                                    171,289             195,987
  Premium taxes                                                                           6,662               5,801
                                                                                  ---------------     ---------------

                                                                                        600,111             642,178
                                                                                  ---------------     ---------------

INCOME BEFORE INCOME TAXES                                                              130,613             108,248

PROVISION FOR INCOME TAXES:
  Current                                                                                27,073               6,858
  Deferred                                                                               17,601              28,512
                                                                                  ---------------     ---------------
                                                                                         44,674              35,370
                                                                                  ---------------     ---------------

NET INCOME                                                                     $         85,939   $          72,878
                                                                                  ===============     ===============


See notes to consolidated financial statements.




GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
====================================================================================================================================

                                                                             March 31,              December 31,
ASSETS                                                                         2003                     2002
------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
INVESTMENTS:

  Fixed Maturities available-for-sale, at fair value
   (amortized cost $10,179,266 and $9,910,662)                      $         10,627,847     $        10,371,152
  Mortgage loans on real estate (net of allowances
   of $53,654 and $55,654)                                                       381,317                 417,412
  Common stock, at fair value (cost $100,970, and
   $102,862)                                                                      96,813                  90,188
  Real estate, net                                                                 1,734                   3,735
  Policy loans                                                                 2,963,359               2,964,030
  Short-term investments, available-for-sale
   (amortized cost $533,304 and $710,085)                                        533,304                 710,297
                                                                        --------------------    ---------------------

    Total investments                                                         14,604,374              14,556,814

  Cash                                                                           238,048                 154,631
  Reinsurance receivable                                                         226,093                 241,153
  Deferred policy acquisition costs                                              273,085                 267,846
  Investment income due and accrued                                              132,100                 133,166
  Amounts receivable related to uninsured accident
   and health plan claims (net of allowances
   of $48,091 and $42,144)                                                       113,698                  86,228
  Other assets                                                                   987,306                 754,869
  Premiums in course of collection (net of allowances
   of $11,134 and $12,011)                                                        52,313                  54,494
  Deferred income taxes                                                           58,075                  71,206
  Separate account assets                                                     11,174,963              11,338,376
                                                                        --------------------    ---------------------

















TOTAL ASSETS                                                        $         27,860,055     $        27,658,783
                                                                        ====================    =====================

                                                                                                    (continued)




GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
====================================================================================================================================
[unaudited]
                                                                             March 31,              December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2003                     2002
------------------------------------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
POLICY BENEFIT LIABILITIES:

  Policy reserves                                                   $         12,297,628     $        12,251,214
  Policy and contract claims                                                     361,596                 378,995
  Policyholders' funds                                                           285,753                 299,730
  Provision for policyholders' dividends                                          77,836                  76,983
  Undistributed earnings on participating business                               174,454                 170,456
GENERAL LIABILITIES:

  Due to GWL                                                                      26,235                  33,766
  Repurchase agreements                                                          149,814                 323,200
  Commercial paper                                                                94,318                  96,645
  Other liabilities                                                            1,344,668                 849,370
  Separate account liabilities                                                11,174,963              11,338,376
                                                                        --------------------    ---------------------

    Total liabilities                                                         25,987,265              25,818,735
                                                                        --------------------    ---------------------

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE COMPANY'S JUNIOR SUBORDINATE
  DEBENTURES                                                                     175,000                 175,000

STOCKHOLDER'S EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $0 par value; 500,000 shares
    authorized; 50,025 shares issued and outstanding                                 250                     250
  Additional paid-in capital                                                     727,258                 726,741
  Accumulated other comprehensive income                                         142,593                 150,616
  Retained earnings                                                              827,689                 787,441
                                                                        --------------------    ---------------------

    Total stockholder's equity                                                 1,697,790               1,665,048
                                                                        --------------------    ---------------------












TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $         27,860,055     $        27,658,783
                                                                        ====================    =====================

See notes to consolidated financial statements.                                                     (Concluded)




GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
====================================================================================================================================
[Unaudited]
                                                                                     Three Months Ended
                                                                                         March 31,
                                                                        ---------------------------------------------
                                                                               2003                     2002
                                                                        --------------------    ---------------------
OPERATING ACTIVITIES:

  Net income                                                        $             85,939     $            72,878
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
    Earnings allocated to participating policyholders                              2,361                     929
    Amortization of investments                                                  (17,909)                (18,667)
    Realized gains on disposal of investments
      And write-downs of mortgage loans and real estate                          (26,315)                 (6,241)
    Amortization                                                                   7,732                  16,007
    Deferred income taxes                                                         17,601                  28,512
  Changes in assets and liabilities:
    Policy benefit liabilities                                                   125,002                 104,315
    Reinsurance receivable                                                        15,060                    (351)
    Accrued interest and other receivables                                       (24,223)                  6,158
    Other, net                                                                    (6,307)               (299,156)
                                                                        --------------------    ---------------------

    Net cash provided by (used in) operating activities                          178,941                 (95,616)

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions of investments: Fixed maturities available-for-sale:
        Sales                                                                  1,741,273               1,796,138
        Maturities and redemptions                                               561,312                 388,547
    Mortgage loans                                                                38,270                  41,069
    Real estate                                                                    3,000                   1,800
    Common stock                                                                   5,901                   7,227
  Purchases of investments:
    Fixed maturities available-for-sale                                       (2,094,306)             (2,035,914)
    Real estate                                                                     (233)                   (908)
    Common stock                                                                  (4,663)
                                                                        --------------------    ---------------------
                                                                        --------------------    ---------------------

    Net cash provided by investing activities                                    250,554                 197,959









                                                                                                    (continued)




GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
====================================================================================================================================
[Unaudited]
                                                                                      Three Months Ended
                                                                                          March 31,
                                                                          -------------------------------------------
                                                                                 2003                   2002
                                                                          -------------------   ---------------------
FINANCING ACTIVITIES:

  Contract withdrawals, net of deposits                                $          (117,143)   $         (150,908)
  Net GWL repayments                                                                (7,531)               (2,176)
  Dividends paid                                                                   (45,691)              (45,404)
  Net commercial paper (repayments) borrowings                                      (2,327)                1,684
  Net repurchase agreements (repayments) borrowings                               (173,386)               21,591
                                                                          -------------------   ---------------------

    Net cash used in financing activities                                         (346,078)             (175,213)
                                                                          -------------------   ---------------------

NET INCREASE (DECREASE) IN CASH                                                     83,417               (72,870)

CASH, BEGINNING OF YEAR                                                            154,631               216,209
                                                                          -------------------   ---------------------

CASH, END OF PERIOD                                                    $           238,048    $          143,339
                                                                          ===================   =====================

































See notes to consolidated financial statements.                                                     (Concluded)


GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 [Dollars in Thousands]
====================================================================================================================================
[Unaudited]
                                                                        Accumulated Other
                                                                   Comprehensive Income (Loss)
                                                                  -----------------------------

                                                                   Unrealized        Minimum
                       Preferred Stock  Common Stock   Additional    Gains           Pension
                      ---------------- ---------------  Paid-in    (Losses) on       Liability    Retained
                      Shares  Amount   Shares  Amount   Capital    Securities       Adjustment    Earnings       Total
                      ------ --------- ------- ------- ---------- -------------  --------------  -----------  -----------

BALANCES,
JANUARY 1, 2003            0 $      0   50,025 $  250 $ 726,741  $   163,500    $    (12,884)   $  787,441   $ 1,665,048

Net income                                                                                          85,939        85,939
 Other
 comprehensive income
 Change
 in unrealized gains                                                 (8,023)                                      (8,023)
Total
comprehensive income                                                                                              77,916
                                                                                                              -----------
Dividends                                                                                          (45,691)      (45,691)
Income tax benefit
on stock compensation                                        517                                                     517
                       ------ --------  ------- ------- --------- --------------  -------------  -----------  -----------

BALANCES,
MARCH 31, 2003             0 $      0    50,025 $  250 $ 727,258 $   155,477    $    (12,884)   $   827,689  $ 1,697,790
                       ===== ========= ======== ======= ========= ==============  =============  ===========  ===========
























See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Amounts in Thousands]
================================================================================
[Unaudited]

1.       BASIS OF PRESENTATION

         The consolidated financial statements and related notes of GWL&A Financial Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2002.

         Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

         At March 31, 2003, the Company has a stock option plan that provides for the granting of options on common shares of Great-West Lifeco Inc. (Lifeco), of which the Company is an indirect wholly-owned subsidiary, to certain officers and employees of Lifeco and its subsidiaries, including the Company. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                 Proforma disclosures                            For the three months ended
                                      [Thousands]                                        March 31,
                                                                                -----------------------------
                                                                                    2003            2002
         -------------------------------------------------------------------    -------------    ------------

             Net income as reported                                          $        85,939  $        72,878
             Less compensation for fair value of stock options, net of
                related tax effects                                                      659              566
                                                                                -------------    ------------
                                                                                -------------    ------------
             Proforma net income                                             $        85,280  $        72,312
                                                                                =============    ============



2.       NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provision of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. SFAS No. 145 was adopted January 1, 2003 without a material impact on the Company's financial position or results of operations.

         In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated With Exit or Disposal Activities" (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. In the normal course, the Company may enter into agreements which may contain features which meet the FIN 45 definition of a guarantee, and while the maximum guarantee cannot always be determined, given the nature of the future events which may or may not occur, any such arrangements that were material have been previously disclosed by the Company.

         In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin (ARB) No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities (VIE), which have one or both of the following characteristics: a) insufficient equity investment at risk, or b) insufficient control by equity investors. This guidance is effective for VIEs created after January 31, 2003, and for existing VIEs as of July 1, 2003. An entity with variable interests in VIEs created before February 1, 2003, shall apply the guidance no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs and does not believe it has any significant investments or ownership in VIEs.

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

         Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                             Three Months Ended
                           Operating Summary                                     March 31,
                                                                   ---------------------------------------
                              [Millions]                                 2003                 2002
         ------------------------------------------------------    -----------------    ------------------

         Premium income                                         $           274      $          289
         Fee income                                                         216                 227
         Net investment income                                              215                 230
         Net realized gains on investments                                   26                   6
                                                                   -----------------    ------------------
           Total revenues                                                   731                 750

         Total benefits and expenses                                        600                 644
         Income tax expenses                                                 45                  35
                                                                   -----------------    ------------------
           Net income                                           $            86      $           73
                                                                   =================    ==================

         Deposits for investment-type
           Contracts                                            $           147      $          150
         Deposits to separate accounts                                      570                 799
         Self-funded premium equivalents                                  1,197               1,348

                             Balance Sheet                            March 31,           December 31,
                              [Millions]                                 2003                 2002
         ------------------------------------------------------    -----------------    ------------------

         Investment assets                                      $        14,604      $        14,557
         Separate account assets                                         11,174               11,338
         Total assets                                                    27,860               27,659
         Total policy benefit liabilities                                13,023               13,007
         Due to GWL                                                          26                   34
         Guaranteed preferred beneficial
           interests in the Company's junior
           subordinated debentures                                          175                  175
         Total stockholder's equity                                       1,698                1,665

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

         The following discussion addresses the financial condition of the Company as of March 31, 2003, compared with December 31, 2002, and its results of operations for the quarter ended March 31, 2003, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2002 to which the reader is directed for additional information.

         CONSOLIDATED RESULTS

         The Company's consolidated net income increased $13 million or 17.8 % for the first quarter of 2003 when compared to the first quarter of 2002. The net income increase reflects improved morbidity, effective expense management, and an increase in realized investment gains on fixed maturities.

         Total revenues decreased $21 million or 2.8% for the first quarter of 2003 when compared to 2002. The decrease in the first quarter was primarily due to a $15 million decrease in premium income and an $11 million decrease in fee income.

         The decrease in premium and fee income for the first quarter is primarily in the Employee Benefits segment reflecting lower membership levels mainly associated with contract terminations resulting from pricing actions taken during 2002.

         The decrease in net investment income for the first quarter of 2003 was primarily the result of decreasing interest rates. The actual earned rate at March 31, 2003 was 6.67% compared to 6.99% at March 31, 2002. The earned rate is expected to trend lower in the next few quarters reflecting the interest rate environment.

         Benefits and expenses decreased $44 million or 6.8% for the first quarter of 2003 when compared to the first quarter of 2002. The decrease in benefits and expenses is primarily in the Employee Benefits division due to higher deficit recoveries resulting from pricing actions taken in 2002 and lower operating expenses resulting from a reduction in staff and improved expense management.

         Income tax expense increased $10 million or 28.6% for the first quarter of 2003 when compared to the same period in 2002 reflecting the increase in pretax income.

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

         Deposits for separate accounts decreased $229 million or 28.7% for the first quarter of 2003 when compared to the first quarter of 2002. The decrease is due primarily to a decrease in group annuity single premium deposits.

         Self-funded premium equivalents decreased $151 million or 11.2% for the first quarter of 2003 when compared to the first quarter of 2002. The decrease was due to the decrease in membership and improved morbidity.

         SEGMENT RESULTS

         Employee Benefits

         The following is a summary of certain financial data of the Employee Benefits segment:

                         Operating Summary                         Three Months Ended March 31,
                                                                -----------------------------------
                            [Millions]                               2003               2002
         --------------------------------------------------     ---------------    ----------------

         Premium income                                     $            236    $           243
         Fee income                                                      159                171
         Net investment income                                            16                 17
         Realized investment gains                                         5
                                                                ---------------    ----------------
         Total revenues                                                  416                431

         Total benefits and expenses                                     344                376
         Income tax expenses                                              25                 18
                                                                ---------------    ----------------
         Net income                                         $             47    $            37
                                                                ===============    ================

         Self-funded premium equivalents                    $          1,197    $         1,348


         The $10 million increase in earnings for the first quarter of 2003 compared to the first quarter of 2002 is primarily due to improved aggregate and specific stop loss morbidity.

         Premium and fee income decreased $19 million or 4.6% for the first quarter of 2003 when compared to the same period of 2002. The decrease is primarily due to lower membership levels. There was a 10.0% decrease in total health care membership from 2,174,000 at December 31, 2002 to 1,956,100 at March 31, 2003. There was an 18.0% decrease in total health care membership from 2,386,200 at March 31, 2002 to 1,956,100 at March 31, 2003. Much of the health care membership decline can be attributed to contract terminations resulting from pricing actions taken during 2002. The decline in membership was also, in part, due to difficulties with the implementation of a systems enhancement, which was resolved by the end of 2001; a decrease in the employee base for existing group health care customers; and the general decline in the economy.

         Total benefits and expenses decreased $32 million or 8.5% for the first quarter of 2003 when compared to the first quarter of 2002. The decrease is due primarily to higher deficit recoveries resulting from the pricing actions taken and lower operating expenses resulting from a reduction in staff and improved expense management.

         Self-funded premium equivalents decreased $151 million for the first quarter of 2003 compared to the first quarter of 2002. The decrease was due to improved morbidity, as well as the decrease in membership.

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

         During the first quarter of 2002, the premium deficiency reserve was reduced by $15.0 million ($9.8 million, net of tax) based on an analysis of emerging experience. The Company had released premium deficiency reserves of $18.7 million in 2001 and $6.2 million in the first quarter of 2002 to offset the underwriting losses incurred on the under priced block of business. The premium deficiency reserve at March 31, 2002 was $6.1 million and $0 at March 31, 2003.

         Financial Services

         The following is a summary of certain financial data of the Financial Services segment.

                         Operating Summary                         Three Months Ended March 31,
                                                                -----------------------------------
                            [Millions]                               2003               2002
         --------------------------------------------------     ---------------    ----------------

         Premium income                                     $             38    $            46
         Fee income                                                       57                 56
         Net investment income                                           199                211
         Realized investment gains                                        21                  6
                                                                ---------------    ----------------
           Total revenues                                                315                319

         Total benefits and expenses                                     256                266
         Income tax expenses                                              20                 17
                                                                ---------------    ----------------
           Net income                                       $             39    $            36
                                                                ===============    ================

         Deposits for investment-type contracts             $            147    $           150
         Deposits to separate accounts                                   570                799


         Net income for Financial Services increased $3 million for the first quarter of 2003 when compared to the same period last year. The increase reflects an increase in realized investment gains on fixed maturities and reductions in operating expenses.

         Savings

         Savings premiums and deposits and fees decreased $174 million to $336 million or 34% for the first quarter of 2003 when compared to the same period last year. Deposits to separate accounts decreased $161 million from the first quarter of 2002. In the prior year, the Company received single premium deposits of $139 million. In 2003, single premium deposits were only $26 million due to lower sales.

         The Financial Services segment's core savings business is in the public/non-profit pension market. Policyholder liabilities decreased $40 million or 1% from December 31, 2002 due to one large case termination.

         In the first quarter of 2003, the Financial Services segment's savings business experienced a decrease in the total lives under administrations. The decrease was the result of the loss of a single case. Total lives under administration at March 31, 2003 were 1,225,720 compared to 1,331,061 at December 31, 2002.

         Assets in variable separate accounts were $2,459 million at March 31, 2003, compared to $2,553 million at December 31, 2002. The decrease reflects lower deposits and the impact of the volatility of the U.S. equities market.

         Customer participation in guaranteed separate accounts increased during 2003, as many customers prefer the security of fixed income securities in separate account assets. Assets under management for guaranteed separate account funds were $1,709 million at March 31, 2003 compared to $1,650 million at December 31, 2002.

         In addition to providing administrative services to customers of the Company's annuity products, a subsidiary of the Company also provides comprehensive third-party administrative and record keeping services for other financial institutions and employer-sponsored retirement plans. Including the savings business lives under administration referenced above, the Company currently provides these services to a total of 1,629,315 lives at March 31, 2003, compared to 1,708,533 at December 31, 2002.

         Life Insurance

         Individual life insurance deposits and premiums and fees of $80 million for the first quarter of 2003 represent a decrease of $24 million or 23% from the same period last year. The decrease is primarily due to slow sales in the BOLI markets due to low fixed interest rates.

         401(k)

         401(k) premiums and deposits decreased 10% for the first quarter of 2003 when compared to the first quarter of 2002 (from $437 million to $395 million) as a result of a decline in membership. Variable assets in separate accounts decreased during the first quarter of 2003 from $5.4 billion at December 31, 2002, to $5.3 billion at March 31, 2003 due to the impact of lower U.S. equity markets and negative case growth resulting in lower deposits.

         GENERAL ACCOUNT INVESTMENTS

         The Company's primary investment objective is to acquire assets whose duration and cash flow reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

         The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines ensure that even in changing market conditions, the Company's assets will meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

         Fixed Maturities

         Fixed maturities investments include public and privately placed corporate bonds, government bonds, and mortgage-backed and asset-backed securities. The Company's strategy related to structured assets is to focus on those investments with lower volatility and minimal credit risk. The Company does not invest in higher risk mortgage obligations such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

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

         The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                                    March 31,                 December 31,
                                                                      2003                        2002
                                                              ----------------------     -----------------------

                                 AAA                                      60.6  %                     58.9  %
                                 AA                                        8.7  %                      8.9  %
                                  A                                       14.4  %                     15.2  %
                                 BBB                                      13.8  %                     14.4  %
                 BB and below (non-investment grade)                       2.5  %                      2.6  %
                                                              ----------------------     -----------------------

                                TOTAL                                    100.0  %                    100.0  %
                                                              ======================     =======================


         During the first three months of 2003, net unrealized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholder's equity by $8 million.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $771.4 million and $864.9 million as of March 31, 2003 and December 31, 2002, respectively.

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

         Additional liquidity is available through the Company's participation in repurchase agreements with third party brokers and the issuance of commercial paper. The Company had $149.8 million of repurchase agreements at March 31, 2003, compared to $323.2 million at December 31, 2002. The Company's participation in repurchase agreements depends on current market conditions, and as a result, fluctuations may occur.

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $94.3 million of commercial paper outstanding at March 31, 2003, and $96.6 million at December 31, 2002. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.


         OBLIGATIONS RELATING TO DEBT AND LEASES AT MARCH 31, 2003 ARE AS
         FOLLOWS:

                                     2003          2004         2005         2006          2007        Thereafter
                                   ----------    ---------    ----------   ----------    ---------    -------------
         Subordinated
           debentures           $             $            $             $            $            $        175.0
         Related party
          note                                                                25.0
         Operating leases             20.1          23.0         21.6         19.8          17.8             39.3
                                   ----------    ---------    ----------   ----------    ---------    -------------
         Total contractual
          obligations           $     20.1    $     23.0   $     21.6    $    44.8    $     17.8   $        214.3
                                   ==========    =========    ==========   ==========    =========    =============


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

         The Company also manages risk with interest rate derivatives such as interest rate caps that pay the Company investment income if interest rates rise above the level specified in the cap. The Company also uses interest rate swaps to convert cash flow from variable-rate investments to fixed amounts to match such cash flows to expected cash flows on its liabilities to policyholders. These derivatives are only used to reduce risk and are not used for speculative purposes.

         To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

         There are no significant changes to the Company's market risk position from December 31, 2002.

Item 4.  CONTROLS AND PROCEDURES

         Based on their evaluation as of April 24, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures are effective in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) accumulated, processed and reported in a timely manner; and (ii) communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

         The Chief Executive Officer and Chief Financial Officer hereby confirm that, since the date of their evaluation on April 24, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a) INDEX TO EXHIBITS

           Exhibit Number      Title                                     Page
           --------------      -----                                     ----
           31                  Rule 13a-14(a)/15d-14(a) Certifications
           99                  Additional Exhibits


       (b) REPORTS ON FORM 8-K

           A report on Form 8-K, dated May 1, 2003, was filed disclosing the Company's first quarter results as of March 31, 2003.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     GWL&A FINANCIAL INC.


BY:  /s/ Glen R. Derback                                   DATE:  May 14, 2003
     -----------------------------------------------------      ---------------
     Glen R. Derback, Vice President and Controller
     (Duly authorized officer and chief accounting officer)