Form 10-Q
period 2003-06-30
GWL&A FINANCIAL INC
filed 2003-08-14
CIK 1070940

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2003
                                          --------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                        To
                                 -------------------         ------------------

Commission file number                                           333-64473
                                                             ------------------

                              GWL&A FINANCIAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Colorado                                     84-1474245
-------------------------------------------------------------   ----------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                                 Identification
                                                                 Number)


                          8515 East Orchard Road, Greenwood Village, CO 80111
                        ------------------------------------------------------
                               (Address of principal executive offices)
                                             (Zip Code)

                                           (303) 737-4128
                        ------------------------------------------------------
                         (Registrant's telephone number, including area code)


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

As of August 1, 2003, 50,025 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

                                TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION                                                                            Page
                                                                                                           -----------

             Item 1   Financial Statements                                                                     3

                      Consolidated Statements of Income                                                        3

                      Consolidated Balance Sheets                                                              4

                      Consolidated Statements of Cash Flows                                                    6

                      Consolidated Statements of Stockholder's Equity                                          8

                      Notes to Consolidated Financial Statements                                               9

             Item 2   Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                            12

             Item 3   Quantitative and Qualitative Disclosures About Market Risk                               20

             Item 4   Controls and Procedures                                                                  21

Part II      OTHER INFORMATION

             Item 1   Legal Proceedings                                                                        22

             Item 6   Exhibits and Reports on Form 8-K                                                         22

             Signature                                                                                         22


PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]

====================================================================================================================================
[Unaudited]
                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                              ---------------------------------- -- ----------------------------------
REVENUES:                                          2003               2002               2003               2002
                                              ---------------    ---------------    ---------------    ---------------

  Premium (net of premiums
   ceded totaling $35,689, $33,516,
   $44,240, and $41,895)                   $        233,693   $        259,488   $       507,596    $       549,009
  Fee income                                        206,601            233,264           422,475            460,008
  Net investment income                             206,116            234,585           420,748            462,505
  Net realized gains on
   investments                                       24,535              1,667            50,850              7,908
                                              ---------------    ---------------    ---------------    ---------------

                                                    670,945            729,004         1,401,669          1,479,430
                                              ---------------    ---------------    ---------------    ---------------
BENEFITS AND EXPENSES:

  Life and other policy benefits
   (net of reinsurance recoveries
   totaling $12,006, $12,744,
   $22,410, and $25,487)                            189,274            240,856           376,681            451,184
  Increase (decrease) in reserves                     1,157            (14,367)           54,169             25,227
  Interest paid or credited to
   contractholders                                  129,914            125,129           244,591            251,029
  Provision for policyholders'
   share of earnings (loss)
   on participating business                          3,285                 (7)            5,646                922
  Dividends to policyholders                         15,726             16,088            40,529             40,290
                                              ---------------    ---------------    ---------------    ---------------
                                                    339,356            367,699           721,616            768,652
                                              ---------------    ---------------    ---------------    ---------------

  Commissions                                        40,207             59,102            80,107             98,539
  Operating expenses                                164,016            175,083           335,305            371,070
  Premium taxes                                       8,554              9,547            15,216             15,348
                                              ---------------    ---------------    ---------------    ---------------

                                                    552,133            611,431         1,152,244          1,253,609
                                              ---------------    ---------------    ---------------    ---------------
INCOME BEFORE INCOME
  TAXES                                             118,812            117,573           249,425            225,821

PROVISION FOR INCOME
  TAXES:
   Current                                           34,281             37,307            61,354             44,165
   Deferred                                           5,180                 80            22,781             28,592
                                              ---------------    ---------------    ---------------    ---------------
                                                     39,461             37,387            84,135             72,757
                                              ---------------    ---------------    ---------------    ---------------

NET INCOME                                 $         79,351   $         80,186   $       165,290    $       153,064
                                              ===============    ===============    ===============    ===============


See notes to consolidated financial statements.

GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]

====================================================================================================================================

                                                                             June 30,               December 31,
ASSETS                                                                         2003                     2002
------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
INVESTMENTS:

  Fixed Maturities available-for-sale, at fair value
   (amortized cost $10,228,529 and $9,910,662)                      $         10,789,279     $        10,371,152
  Mortgage loans on real estate (net of allowances
   of $49,462 and $55,654)                                                       347,246                 417,412
  Common stock, at fair value (cost $103,969, and
   $102,862)                                                                     109,085                  90,188
  Real estate, net                                                                 1,721                   3,735
  Policy loans                                                                 2,986,381               2,964,030
  Short-term investments, available-for-sale
   (amortized cost $676,322 and $710,085)                                        676,322                 710,297
                                                                        --------------------    ---------------------

    Total investments                                                         14,910,034              14,556,814

  Cash                                                                           273,989                 154,631
  Reinsurance receivable                                                         229,083                 241,153
  Deferred policy acquisition costs                                              266,302                 267,846
  Investment income due and accrued                                              108,592                 133,166
  Amounts receivable related to uninsured accident
   and health plan claims (net of allowances
   of $47,454 and $42,144)                                                        97,900                  86,228
  Other assets                                                                   993,946                 754,869
  Premiums in course of collection (net of allowances
   of $10,275 and $12,011)                                                        45,235                  54,494
  Deferred income taxes                                                           27,240                  71,206
  Separate account assets                                                     12,300,781              11,338,376
                                                                        --------------------    ---------------------

















TOTAL ASSETS                                                        $         29,253,102     $        27,658,783
                                                                        ====================    =====================

                                                                                                    (continued)


GWL&A FINANCIAL INC.

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]

====================================================================================================================================
[unaudited]
                                                                             June 30,               December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2003                     2002
------------------------------------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
POLICY BENEFIT LIABILITIES:

  Policy reserves                                                   $         12,312,551     $        12,251,214
  Policy and contract claims                                                     362,723                 378,995
  Policyholders' funds                                                           315,815                 299,730
  Provision for policyholders' dividends                                          78,264                  76,983
  Undistributed earnings on participating business                               179,112                 170,456
GENERAL LIABILITIES:

  Due to GWL                                                                      25,966                  33,766
  Repurchase agreements                                                          187,921                 323,200
  Commercial paper                                                               102,032                  96,645
  Other liabilities                                                            1,390,529                 849,370
  Separate account liabilities                                                12,300,781              11,338,376
                                                                        --------------------    ---------------------

    Total liabilities                                                         27,255,694              25,818,735
                                                                        --------------------    ---------------------

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE COMPANY'S JUNIOR SUBORDINATED
  DEBENTURES                                                                     175,000                 175,000

STOCKHOLDER'S EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $0 par value; 500,000 shares
    authorized; 50,025 shares issued and outstanding                                 250                     250
  Additional paid-in capital                                                     727,516                 726,741
  Accumulated other comprehensive income                                         187,610                 150,616
  Retained earnings                                                              907,032                 787,441
                                                                        --------------------    ---------------------

    Total stockholder's equity                                                 1,822,408               1,665,048
                                                                        --------------------    ---------------------












TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $         29,253,102     $        27,658,783
                                                                        ====================    =====================

See notes to consolidated financial statements.                                                     (Concluded)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

====================================================================================================================================
[Unaudited]
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ---------------------------------------------
OPERATING ACTIVITIES:                                                          2003                     2002
                                                                        --------------------    ---------------------

  Net income                                                        $            165,290     $           153,064
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Gain allocated to participating policyholders                                  5,646                     922
    Amortization of investments                                                  (33,728)                (37,991)
    Realized gains on disposal of investments
     and write-downs of mortgage loans and real estate                           (50,850)                 (7,908)
    Amortization                                                                  17,907                  19,834
    Deferred income taxes                                                         22,781                  28,592
  Changes in assets and liabilities:
    Policy benefit liabilities                                                   256,797                 197,437
    Reinsurance receivable                                                        12,070                 (30,149)
    Accrued interest and other receivables                                        22,161                  52,892
    Other, net                                                                   (35,636)                  1,200
                                                                        --------------------    ---------------------

    Net cash provided by operating activities                                    382,438                 377,893
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions of investments:
    Fixed maturities available-for-sale
     Sales                                                                     1,887,963               3,013,838
     Maturities and redemptions                                                4,154,422                 699,609
    Mortgage loans                                                                77,751                 102,047
    Real estate                                                                    3,000                   1,800
    Common stock                                                                   7,638                   7,347
  Purchases of investments:
   Fixed maturities held-to-maturity                                          (6,248,831)             (3,701,476)
   Mortgage loans
   Real estate                                                                      (496)                 (2,243)
   Common stock                                                                   (7,948)                (15,372)
 Other, net                                                                      311,847                 (63,390)
                                                                        --------------------    ---------------------

    Net cash provided by investing activities                                    185,346                  42,160
                                                                        --------------------    ---------------------










                                                                                                    (continued)


GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

====================================================================================================================================
[Unaudited]
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ---------------------------------------------
FINANCING ACTIVITIES:                                                          2003                     2002
                                                                        --------------------    ---------------------

  Contract withdrawals, net of deposits                             $           (265,035)    $          (249,040)
  Net GWL repayments                                                              (7,800)                 (1,745)
  Dividends paid                                                                 (45,699)                (90,358)
  Commercial paper borrowings, net                                                 5,387                   1,475
  Repurchase agreements (repayments) borrowings, net                            (135,279)                 64,809
                                                                        --------------------    ---------------------

    Net cash used in financing activities                                       (448,426)               (274,859)
                                                                        --------------------    ---------------------

NET INCREASE IN CASH                                                             119,358                 145,194

CASH, BEGINNING OF YEAR                                                          154,631                 216,209
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $            273,989     $           361,403
                                                                        ====================    =====================






























See notes to consolidated financial statements.                                                     (Concluded)

GWL&A FINANCIAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 [Dollars in Thousands]

====================================================================================================================================
[Unaudited]
                                                                                     Accumulated Other
                                                                                    Comprehensive Income
                                                                                           (Loss)
                                                                                  ------------------------
                                                                                   Unrealized    Minimum
                                                                       Additional    Gains       Pension
                                   Preferred Stock    Common Stock      Paid-in   (Losses) on   Liability     Retained
                                   --------------- ------------------
                                   Shares  Amount   Shares    Amount    Capital   Securities    Adjustment    Earnings   Total
                                   ------- ------- --------- -------- ----------- ------------ ------------ ----------- -----------

BALANCES, JANUARY 1, 2003             0    $  0      50,025  $  250   $  726,741  $   163,500  $  (12,884)  $  787,441  $ 1,665,048

  Net income                                                                                                   165,290      165,290
  Other comprehensive income
       Change in unrealized gains                                                      36,994                                36,994
                                                                                                                        -----------
Total comprehensive income                                                                                                  202,284
                                                                                                                        -----------
Dividends                                                                                                      (45,699)     (45,699)
Income tax benefit on stock
  compensation                                                               775                                                775

                                   ------- ------- --------- -------- ----------- ------------ ------------ ----------- -----------

BALANCES, JUNE 30, 2003               0    $  0      50,025  $  250   $  727,516  $   200,494  $  (12,884)  $  907,032  $ 1,822,408
                                   ======= ======= ========= ======== =========== ============ ============ =========== ===========























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

         Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

         At June 30, 2003, the Company has a stock option plan that provides for the granting of options on common shares of Great-West Lifeco Inc. (Lifeco), of which the Company is an indirect wholly-owned subsidiary, to certain officers and employees of Lifeco and its subsidiaries, including the Company. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                   For the three months ended          For the six months ended
                Proforma Disclosures                        June 30,                           June 30,
                                                  ------------------------------     ------------------------------
                     [Thousands]                      2003             2002             2003              2002
         ------------------------------------     -------------    -------------    -------------     -------------

          Net income as reported              $         79,351  $        80,186  $       165,290  $        153,064
          Less compensation for fair value
           of stock options, net of related
           tax effects                                     742              582            1,401             1,148
                                                  -------------    -------------    -------------     -------------
                                                  -------------    -------------    -------------     -------------
          Proforma net income                 $         78,609  $        79,604  $       163,889  $        151,916
                                                  =============    =============    =============     =============



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

         In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin (ARB) No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities (VIE), which have one or both of the following characteristics: a) insufficient equity investment at risk, or b) insufficient control by equity investors. This guidance is effective for VIEs created after January 31, 2003, and for existing VIEs as of July 1, 2003. An entity with variable interests in VIEs created before February 1, 2003, shall apply the guidance no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs and does not have any investments or ownership in VIEs.

         In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain implementation guidance that is incorporated in SFAS No. 149 and already effective, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS No. 149 to have a significant impact on the Company's financial position or results of operation.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of the adoption of SFAS 150 the Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinate Debentures will be reported as a liability effective July 1, 2003.

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


4.       OTHER

         On July 10, 2003, Lifeco completed its acquisition of Canada Life Financial Corporation. Canada Life is a Canadian based insurance company with business principally in Canada, the United Kingdom, the United States and Ireland. In the United States, Canada Life sells individual and group insurance and annuity products.

         Canada Life's U.S. operations represented approximately $1.6 billion in annual revenue in 2002 and $7.4 billion in assets as of December 31, 2002. Canada Life's U.S. operations are being integrated with the Company's operations. As of July 10, 2003, the Company will provide, with respect to Canada Life's U.S. operations, certain corporate services, and operational administrative services with respect to Canada Life's individual life and annuity business.

         On July 21, 2003 the Company announced a new name for the Employee Benefit divisions of the Company and its subsidiaries: Alta Health & Life Insurance Company, First Great-West Life & Annuity Insurance Company, and the One Health Plan HMO companies. Great-West Healthcare is the new name designed to unify all the employee benefit products and services under one brand name. The name change is intended to eliminate potential market confusion over different carriers and networks.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                     Three Months Ended                   Six Months Ended
                 Operating Summary                        June 30,                            June 30,
                                               -------------------------------    ----------------------------------
                    [Millions]                     2003              2002             2003               2002
         ----------------------------------    -------------     -------------    -------------     ----------------

         Premium income                     $         234    $          260    $         507    $             549
         Fee income                                   207               233              422                  460
         Net investment income                        206               234              421                  462
         Realized investment gains                     24                 2               51                    8
                                               -------------     -------------    -------------     ----------------
         Total revenues                               671               729            1,401                1,479

         Total benefits and expenses                  552               611            1,152                1,253
         Income tax expenses                           40                38               84                   73
                                               -------------     -------------    -------------     ----------------

         Net income                         $          79    $           80    $         165    $             153
                                               =============     =============    =============     ================
         Deposits for investment- type
          contracts                         $         122    $          162    $         269    $             312
         Deposits to separate accounts                480               589            1,050                1,388
         Self-funded premium
          equivalents                               1,205             1,294            2,402                2,642

                                   Balance Sheet                                  June 30,          December 31,
                                     [Millions]                                     2003                2002
         -------------------------------------------------------------------    --------------    ------------------

         Investment assets                                                   $        14,910   $        14,557
         Separate account assets                                                      12,301            11,338
         Total assets                                                                 29,253            27,659
         Total policy benefit liabilities                                             13,248            13,177
         Due to GWL                                                                       26                34
         Guaranteed preferred beneficial
           interests in the Company's junior
           subordinated debentures                                                       175               175
         Total stockholder's equity                                                    1,822             1,665

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

         The following discussion addresses the financial condition of the Company as of June 30, 2003, compared with December 31, 2002, and its results of operations for the quarter and six months ended June 30, 2003, compared with the same periods in 2002. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2002 to which the reader is directed for additional information.

         CONSOLIDATED RESULTS

         The Company's consolidated net income decreased $1 million or 1% for the second quarter of 2003 when compared to the same period of 2002. The net income decrease reflects a $3 million decrease in the Financial Services segment offset by a $2 million increase in the Employee Benefits segment. The net income decrease of $1 million reflects lower investment income offset by improved aggregate and specific stop loss morbidity and an increase in realized gains on the sale of fixed maturities.

         The Company's consolidated net income increased $12 million or 8% for the first six months of 2003 when compared to the same period of 2002. The net income increase reflects a $12 million increase in the Employee Benefits segment as a result of improved morbidity and increases in realized investment gains on the sale of fixed maturities offset by reduced revenues primarily resulting from the decline in membership.

         Total revenues decreased $58 million or 8% and $78 million or 5% for the second quarter and first six months of 2003 when compared to the same periods of 2002. The decreases were primarily due to a $52 million or 11% decrease and a $80 million or 8% decrease in premium and fee income in the second quarter and first six months of 2003 when compared to the second quarter and first six months of 2002. The decreases are primarily in the Employee Benefits segment reflecting lower membership levels mainly associated with contract terminations resulting from pricing actions taken during 2002.

         The decreases in net investment income for the second quarter and the first six months of 2003 when compared to the same periods in 2002 were primarily the result of decreasing interest rates. The actual earned rate at June 30, 2003 was 6.35% compared to 6.67% at March 31, 2003; 6.99% at March 31, 2002 and 6.87% at June 30, 2002.

         Realized investment gains increased $22 million and $43 million for the second quarter and the first six months of 2003 when compared to the same periods in 2002 primarily due to an increase in the gains on the sale of fixed maturities as a result of the declining interest rate environment.

         Benefits and expenses decreased $59 million or 10% and $101 million or 8% for the second quarter and the first six months of 2003 when compared to the same periods of 2002. The decrease in benefits and expenses was primarily in the Employee Benefits segment and was a combination of higher deficit recoveries resulting from the pricing actions taken in 2002 and lower operating expenses resulting from a reduction in staff.

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

         Deposits received for investment-type contracts decreased $40 million or 25% and $43 million or 14% for the second quarter and the first six months of 2003 when compared to the same periods of 2002. The decreases were due to the net decrease in participant accounts in the retirement products area in 2003.

         Deposits for separate accounts decreased $109 million or 19% and $338 million or 24% for the second quarter and the first six months of 2003 when compared to the same periods of 2002. The second quarter decrease was due to lower 401k premium deposits associated with a decrease in participant accounts and fewer individual insurance Business Owned Life Insurance (BOLI) sales. The decrease for the first six months of 2003 when compared to the same period last year was due primarily to a decrease in group annuity single premium deposits.

         Self-funded premium equivalents decreased $89 million or 7% and $240 million or 9% for the second quarter and the first six months of 2003 when compared to the same periods of 2002. The decreases were due to improved morbidity as well as the decrease in membership.

         SEGMENT RESULTS

         Employee Benefits

         The following is a summary of certain financial data of the Employee Benefits segment:

                                                        Three Months Ended                  Six Months Ended
                  Operating Summary                          June 30,                           June 30,
                                                  -------------------------------    -------------------------------
                     [Millions]                       2003             2002              2003              2002
         ------------------------------------     -------------    --------------    -------------     -------------

         Premium income                       $          191    $         222     $         426    $          465
         Fee income                                      151              175               310               346
         Net investment income                            15               17                31                34
         Realized investment gains                         5                1                10                 1
                                                  -------------    --------------    -------------     -------------
         Total revenues                                  362              415               777               846

         Total benefits and expenses                     296              352               640               728
         Income tax expenses                              22               21                46                39
                                                  -------------    --------------    -------------     -------------
         Net income                           $           44    $          42     $          91    $           79
                                                  =============    ==============    =============     =============

         Self-funded premium equivalents      $        1,205    $       1,294     $       2,402    $        2,642


         The increase in earnings for the second quarter and the first six months of 2003 compared to the same periods of 2002 is primarily due to improved aggregate and specific stop loss morbidity.

         Premium and fee income decreased $55 million or 14% for the second quarter of 2003 and decreased $75 million or 9% for the first six months of 2003, when compared to the same periods of 2002. The decreases are primarily due to lower membership levels. There was an 11% decrease in total health care membership from 2,174,000 at December 31, 2002 to 1,926,900 at June 30, 2003. There was a 17% decrease in total health care membership from 2,321,400 at June 30, 2002 to 1,926,900 at June 30, 2003. Much of the health care decline can be attributed to contract terminations resulting from pricing actions taken during 2002. The decline in membership is also due to a decrease in the employee base for existing group health care customers and the general decline in the economy.

         Total benefits and expenses decreased $56 million or 16% and $88 million or 12% for the second quarter and first six months of 2003 when compared to the same periods of 2002. The decreases are due primarily to higher deficit recoveries resulting from the pricing actions taken and lower operating expenses resulting from a reduction in staff.

         Self-funded premium equivalents decreased $89 million and $240 million for the second quarter and first six months of 2003 compared to the same periods of 2002. The decrease was due to improved morbidity, as well as the decrease in membership.

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

         The Company established a premium deficiency reserve on the Alta block of business in 2001. The Company had released premium deficiency reserves of $6.2 million in the first quarter of 2002 and $2.1 million in the second quarter of 2002 to offset underwriting losses incurred on the under priced block of business. In addition, the premium deficiency reserve was reduced by $15.0 million ($9.8 million net of tax) during the first quarter of 2002 and was reduced by $4.0 million ($2.6 million, net of tax) during the second quarter of 2002 based on an analysis of emerging experience which was more favorable than originally estimated. The premium deficiency reserve was $0 at June 30, 2002.

         Financial Services

         The following is a summary of certain financial data of the Financial Services segment.

                                                        Three Months Ended                  Six Months Ended
                  Operating Summary                          June 30,                           June 30,
                                                  -------------------------------    -------------------------------
                     [Millions]                       2003             2002              2003              2002
         ------------------------------------     -------------    --------------    -------------     -------------

         Premium income                       $           43    $          38     $          81    $           84
         Fee income                                       56               58               112               114
         Net investment income                           191              217               390               428
         Realized investment gains                        19                1                41                 7
                                                  -------------    --------------    -------------     -------------
         Total revenues                                  309              314               624               633

         Total benefits and expenses                     256              259               512               525
         Income tax expenses                              18               17                38                34
                                                  -------------    --------------    -------------     -------------
         Net income                           $           35    $          38     $          74    $           74
                                                  =============    ==============    =============     =============

         Deposits for investment-type
          contracts                           $          122    $         162     $         269    $          312
         Deposits to separate accounts                   480              589             1,050             1,388


         The decrease in Financial Services earnings for the second quarter of 2003 compared to the same period in 2002 is primarily due to lower interest margins, which were partially offset by realized investment gains. Earnings for the first six months of 2003 have remained relatively unchanged compared to the same period in 2002, as lower interest margins were largely offset by realized investment gains.

         Premium income and deposits to investment-type contracts and separate accounts have decreased $146 million or 17% for the second quarter of 2003 and decreased $386 million or 20% for the first six months of 2003 when compared to the same periods in 2002. Some of the decrease is associated with the net decrease in participant accounts in the retirement products area in 2003. The remaining decrease from 2002 relates to individual insurance sales of the BOLI product that have been negligible in 2003.

         Retirement participant accounts including third-party administration and institutional accounts decreased 3% in 2003 from 2,160,000 at December 31, 2002 to 2,091,000 at June 30, 2003. There was a 4%
         decrease in participant accounts from 2,186,000 at June 30, 2002 to 2,091,000 at June 30, 2003. A large part of the decrease is related to one large case termination of 117,000 participant accounts.

         Fee income has decreased $2 million or 3% for the second quarter of 2003 and decreased $2 million or 2% for the first six months of 2003 when compared to the same periods of 2002. Retirement products variable asset-based fees fluctuate with fluctuations in the participant account values. Account values change due to cash flow and unrealized market gains and losses associated with fluctuations in the U.S. equities market.

         Investment income decreased $26 million or 12% for the second quarter of 2003 and decreased $38 million or 9% for the first six months of 2003 when compared to the same periods of 2002. The decrease in investment income is offset by positive realized investment gains in the first six months of 2003.

         Total benefits and expenses have decreased $3 million or 1% for the second quarter of 2003 and decreased $13 million or 2% for the first six months of 2003 when compared to the same periods of 2002. . A reduction in expenses and positive mortality experience on the individual insurance lines have contributed to these reductions.

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

         The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                                    June 30,                  December 31,
                                                                      2003                        2002
                                                              ----------------------     -----------------------

             AAA                                                          60.8  %                     58.9  %
             AA                                                            8.7  %                      8.9  %
             A                                                            14.3  %                     15.2  %
             BBB                                                          13.7  %                     14.4  %
             BB and Below (non-investment grade)                           2.5  %                      2.6  %
                                                              ----------------------     -----------------------

                  TOTAL                                                  100.0  %                    100.0  %
                                                              ======================     =======================

         During the first six months of 2003, net unrealized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholder's equity by $37 million.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $950.3 million and $864.9 million as of June 30, 2003 and December 31, 2002, respectively.

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

         Additional liquidity is available through the Company's participation in repurchase agreements with third party brokers and the issuance of commercial paper. The Company had $187.9 million of repurchase agreements at June 30, 2003, compared to $323.2 at December 31, 2002. The Company's participation in repurchase agreements depends on current market conditions, and as a result, fluctuations may occur.

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $102.0 million and $96.6 million of commercial paper outstanding at June 30, 2003, and December 31, 2002, respectively. The commercial paper has been given a rating of A-1 + by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.


       OBLIGATIONS RELATING TO DEBT AND LEASES AT MARCH 31, 2003 ARE AS FOLLOWS:

                                     2003          2004         2005         2006          2007        Thereafter
                                   ----------    ---------    ----------   ----------    ---------    -------------
         Subordinated
           debentures           $             $            $             $            $            $        175.0
         Related party
          note                                                                25.0
         Operating leases             19.3          23.3         22.0         20.1          18.1             39.4
                                   ----------    ---------    ----------   ----------    ---------    -------------
         Total contractual
          obligations           $     19.3    $     23.3   $     22.0    $    45.1    $     18.1   $        214.4
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

         There are no significant changes to the Company's risk from December 31, 2002.



Item 4.  CONTROLS AND PROCEDURES

         Based on their evaluation as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

         The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)     INDEX TO EXHIBITS

                 Exhibit Number          Title                                                  Page
                 --------------          -----                                                  ----
                 31                      Rule 13a-14 and 15d-14 Certifications                   23
                 32                      Rule 13a-14 and 15d-14 Certifications                   25

         (b)     REPORTS ON FORM 8-K

                 A report on Form 8-K, dated July 31, 2003, was filed disclosing the Company's second quarter results as of June 30, 2003.


SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    GWL&A FINANCIAL INC.


BY: /s/ Glen R. Derback                                    DATE: August 13, 2003
    ------------------------------------------------------       ---------------
    Glen R. Derback, Senior Vice President and Controller
    (Duly authorized officer and chief accounting officer)