Form 10-Q/A
period 2003-06-30
GWL&A FINANCIAL INC
filed 2004-05-14
CIK 1070940

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)
|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2003
                                          ----------------------------------------------------------------------------

OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                                              To
                                          --------------------------------          ----------------------------------

Commission file number                                                                          333-64473
                                                                                    ----------------------------------

                                                GWL&A FINANCIAL INC.
----------------------------------------------------------------------------------------------------------------------
                               (Exact name of registrant as specified in its charter)

                              Delaware                                                    84-1474245
---------------------------------------------------------------------    ---------------------------------------------
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

                                EXPLANATORY NOTE

This amendment No. 1 to the Company's report on Form 10-Q/A for the quarterly period ended June 30, 2003, is filed for the purpose of replacing the certifications originally submitted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

        GWL&A FINANCIAL INC.

BY:       /s/Glen R. Derback                                                    DATE:            May 13, 2004
          ---------------------------------------------------------------------           ---------------------------
          Glen R. Derback, Senior Vice President and Controller
          (Duly authorized officer and chief accounting officer)
